Form 10-K
period 2023-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2024-02-28
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $245.2 million.
As of February 26, 2024, 8,306,543 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2024 are incorporated by reference into Part III hereof.

PART I.

Item 1. Business
BUSINESS
General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (collectively with its subsidiaries “FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through FBB and its wholly-owned subsidiary First Business Specialty Finance, LLC (“FBSF”). The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services are focused on business banking, private wealth, and bank consulting. Within business banking, we offer commercial real estate lending, commercial and industrial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management solutions, and company retirement services. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking. Our bank consulting experts provide investment portfolio administrative services, and asset liability management services. We do not utilize a branch network to attract retail clients. Our operating model is predicated on deep client relationships, financial expertise, and an efficient, centralized administration function delivering best in class client satisfaction. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients. We conduct our commercial banking operations through one operating segment.
As of December 31, 2023, on a consolidated basis, we had total assets of $3.508 billion, total gross loans and leases of $2.850 billion, total deposits of $2.797 billion, and total stockholders’ equity of $289.6 million.

Commercial Banking Products and Services

We strive to meet the specific commercial lending needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses with annual sales of up to $150 million. Through FBB, we service South Central Wisconsin, Southeast Wisconsin, Northeast Wisconsin, the greater Kansas City Metro, and other borrowers through products with national channels.
Commercial Real Estate Lending We originate loans secured by commercial real estate, including owner-occupied, non owner-occupied facilities, primarily market-rent multifamily developments, 1-4 family residential developments, and construction loans for these types of buildings. As of December 31, 2023, our commercial real estate portfolio (“CRE”) represented approximately 60% of our total gross loans and leases receivable.
Commercial and Industrial Lending Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. As of December 31, 2023, our commercial and industrial portfolio (“C&I”) represented approximately 39% of our total gross loans and leases receivable. The C&I portfolio includes conventional commercial and industrial loans as well as asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending. These C&I lending niches are described below.
C&I Lending - Asset-Based Lending
We provide asset-based lending to small- to medium-sized companies. Our asset-based lending team serves clients on a nationwide basis through business development officers located in several states. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital to support rapid growth, bank debt refinancing, debt restructuring, and corporate turnaround strategies. As a bank-owned, asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $18 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2023, asset-based lending represented approximately 8% of our total gross loans and leases receivable.

C&I Lending - Accounts Receivable Financing
Our Accounts Receivable Financing team, with business development officers located in several states, serves clients nationwide by purchasing accounts receivable primarily on a full recourse basis. This offering provides working capital to support client growth and other client cash flow needs. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. As of December 31, 2023, accounts receivable financing represented approximately 3% of our total gross loans and leases receivable.
C&I Lending - Equipment Financing
The Bank finances a broad range of equipment, through loans and leases, to address the financing needs of commercial clients in a variety of industries. Our Equipment Finance team, with business development officers located in several states, provides financing solutions for manufacturing equipment, industrial assets, construction and transportation equipment, agriculture equipment, medical equipment, and a variety of other commercial equipment. These financings generally range between $25,000 and $1 million with terms of 36 to 84 months.
Our Equipment Finance team seeks to position itself as the preferred point of sale financing choice utilized by equipment vendors and their purchasing customers. Our online application and proprietary credit scoring architecture enable us to provide small ticket vendor equipment financings through a nationwide distribution channel. These equipment vendors specialize primarily in healthcare, manufacturing, technology equipment, agriculture, construction, and specialty vehicles. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2023, equipment financing represented approximately 10% of our total gross loans and leases receivable.
C&I Lending - Floorplan Financing
We offer floorplan financing for independent car dealerships nationwide. These floorplan programs generally range from $500,000 to $10 million for larger, well-established independent car dealers. Floorplan financing typically generates higher yields than traditional commercial lending. As of December 31, 2023, floorplan financing represented approximately 3% of our total gross loans and leases receivable.
C&I Lending - SBA Lending and Servicing
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
Our SBA loans fall into three categories: loans originated under the SBA’s 7(a) term loan program; loans originated under the SBA’s 504 program; and SBA Express loans and lines of credit. Specific program guidelines vary based on the SBA loan program; however, all loans must be underwritten, originated, monitored, and serviced according to the SBA’s Standard Operating Procedures in order to maintain the guaranty, if any, under the SBA program. Except for loans originated under the SBA’s 504 program, the SBA generally provides a guaranty to the lender ranging from 50% to 90% of loan the balance as an inducement to the lender to originate the loan.
The majority of our SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of loan the balance. In the event of default on the loan, the lender may request that the SBA purchase the guaranteed portion of the loan for an amount equal to outstanding principal plus accrued interest permissible under SBA guidelines. In addition, the SBA will share on a pro-rata basis in certain costs of collection, subject to SBA rules and limits, as well as the proceeds of liquidation.
SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We have a history of recognizing gains on the sale of the guaranteed portion of the loans. We also regularly earn treasury management fee income from the borrower and servicing income from the owner of the sold portion of these loans. As of December 31, 2023, the on-balance sheet portion of SBA loans represented approximately 2% of our total gross loans and leases receivable.

Treasury Management Services
FBB provides comprehensive treasury management services for commercial banking and specialized lending clients to manage their cash and liquidity, including a variety of deposit accounts, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, data integration solutions, and account balance optimization solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit.

Company Retirement Plan Services
FBB acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB also acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. Offering only non-proprietary funds removes conflict of interest while designing cost-effective company retirement plans which provide a competitive return. As of December 31, 2023, FBB had $395.9 million of company retirement plan assets under management and administration.

Private Wealth Management
FBB acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity. FBB also provides access to brokerage and custody-only services, for which it administers and safeguards assets. As of December 31, 2023, FBB had $2.726 billion of private wealth assets under management and administration.
The Bank also offers private banking to its Private Wealth Management clients. As of December 31, 2023, private wealth loans represented approximately 2% of total gross loans and leases receivable.

Bank Consulting Services
    FBB provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include investment portfolio management and administrative services, and asset liability management services.

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

Human Capital Management
The Corporation believes achieving strong financial results begins with its employees. In 2023, the workforce grew to 349 employees. While the majority of employees are located in the primary banking markets, the Corporation has employees working onsite, hybrid, and remote in over 20 states.
This geographic expansion allows the Corporation to continue to diversify the workforce, compete in an increasingly challenging talent landscape, and add producers and specialists as business lines and needs grow.

The Corporation’s culture is critical to success and is rooted in a set of founding beliefs and guided by a core cultural competency framework. The clarity of the Corporation’s core values creates a special and committed team atmosphere, which increases productivity, reduces turnover, attracts motivated employees, and cultivates a culture of belonging. The Corporation is in a people-differentiated business and attracting and retaining the best talent possible is critical to our success and financial performance. The strength of our culture and core values was demonstrated as follows throughout 2023:

a.The Corporation was named to the national list of Top Workplaces USA for the second year in a row and to the regional list of Wisconsin State Journal Top Workplaces for the South Central Wisconsin area and Milwaukee Journal Sentinel for the Milwaukee/Southeast Wisconsin area.
b.As part of the Top Workplaces Survey, the Corporation was also awarded the Top Workplaces Culture Excellence recognition across nine categories for a second year.
c.The Corporation achieved an Employee Engagement rating of 90% with an 88% participation rate – both well above the finance and insurance industry norm of 78% and 80%, respectively.

d.Employee Turnover was 9.33% – well below the employee turnover average of 17.7% in the banking industry, as reported in a survey conducted by Aon in 2023.
e.The Career Path Ratio for employees was 14%, above our 10% goal, indicating the prioritization of internal transfers and promotions throughout the organization to fill open positions, recognize strong employee performance and career progression.
f.Managerial Effectiveness, as measured in the engagement survey, was 86%, well above our goal of 80%. Managers and employees meet regularly to set and track progress on goals, have 1:1 conversations, complete check-ins focused on professional development, and track activity related to overall performance management.
g.A Culture Check-In was conducted with all employees to encourage open discussion and feedback between managers and employees. 100% of employees participated in the check-in.
h.A Rising Professionals Development Series was launched providing employee opportunities to grow, connect, and share ideas with peers and leadership within the organization.
i.A Leadership Challenge group was created comprised of emerging leaders and key employees from across the organization. The goal was to provide these emerging leaders with development opportunities and exposure to the strategic planning process to better prepare them to lead future planning cycles.
j.The Corporation provided ongoing diversity, equity, and inclusion education opportunities to all employees. In addition, workplace culture interviews were held with approximately 60% of our employees who identify as racially/ethnically diverse. The continued emphasis on an inclusive culture resulted in a Belonging rating of 90%, well above the 83% benchmark, in the 2023 employee engagement survey.
k.The Corporation is committed to paying an attractive, equitable, and competitive wage based on market rates for the employees' roles, experience, and performance. To ensure pay is competitive, the Corporation regularly benchmarks against other companies both within and outside the banking industry.
l.The Corporation is committed to supporting employees’ and their families’ well-being by offering a comprehensive total rewards package. The Corporation prioritizes supporting an employee’s physical, emotional, and financial wellness.

From the Corporation’s inception, the commitment to and investment in our employees and the communities we serve has been the foundation of the Corporation’s long-term success for the benefit of our shareholders. The Corporation’s commitment is best expressed in the words of our Belief Statement: At First Business Bank, we believe visionary, determined entrepreneurs and investors create a thriving economy and, in turn, social and economic advancement for their employees, investors, families, and communities. Built by driven entrepreneurs, First Business Bank has the experience to create both wealth, and a wealth of good in the world.

Subsidiaries

First Business Bank
FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s commercial banking products and services include commercial loans, commercial real estate loans, asset-based loans, accounts receivable financing, SBA lending and servicing, floorplan financing, equipment loans and leases, commercial deposit accounts, company retirement solutions, and treasury management services. FBB offers a variety of deposit accounts and personal loans to business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. FBB has four full-service banking locations in Madison, Brookfield, and Appleton, Wisconsin, and Leawood, Kansas.
As of December 31, 2023, FBB had six wholly-owned subsidiaries and total gross loans and leases receivable of $2.850 billion, total deposits of $2.799 billion, and total stockholders’ equity of $339.9 million.

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

Markets

    Although certain of our commercial banking products and services are marketed throughout the Midwest and beyond, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve these markets primarily through our offices in Madison, Brookfield, and Appleton, respectively. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows:

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

Southeast Wisconsin
The Milwaukee metropolitan area has a diverse economic base with a highly skilled labor force and strong manufacturing sector. The most prominent economic sectors include manufacturing, financial services, health care, diversified service companies, and education. The area is home to several major hospitals, providing health services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

Northeast Wisconsin
The cities of Appleton, Green Bay, and Oshkosh, Wisconsin serve as the primary population centers in our Northeast Wisconsin market and provide an attractive market to a variety of industries, including transportation, utilities, packaging, and diversified services, with the most significant economic drivers being the manufacturing, packaging, and paper goods industries.

Kansas City Metro
Geographically located in the center of the U.S., the greater Kansas City Metro includes 15 counties and more than 50 communities in Missouri and Kansas, including a central business district located in Kansas City, Missouri and communities on both sides of the state line. The area is known for the diversity of its economic base, with major employers in manufacturing and distribution, architecture and engineering, technology, telecommunications, financial services, and bioscience, as well as local and federal government.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following contains certain information about the executive officers of FBFS. There are no family relationships between any directors or executive officers of FBFS.

Corey A. Chambas, age 61, has served as a director of FBFS since July 2002, as Chief Executive Officer since December 2006 and as President from February 2005 until January 2023. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 35 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Bank, N.A. , in Madison, Wisconsin.

Brian D. Spielmann, age 41, has served as Chief Financial Officer of FBFS since April 2023. Mr. Spielmann also serves as the Chief Financial Officer of the Bank. He also currently serves as a director of our FBSF subsidiary. Mr. Spielmann had been serving as the Corporation’s Deputy Chief Financial Officer and Chief Accounting Officer since May 2022. Mr.

Spielmann joined FBFS in 2006 and has held various positions including Chief Accounting Officer, Director of Finance, Financial Reporting Manager, and Senior Financial Accountant.

David R. Seiler, age 59, has served as Chief Operating Officer of FBFS since April 2016 and as President of FBFS since January 2023. He also currently serves as a director for our subsidiary FBSF. Mr. Seiler has over 25 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Bank, N.A. in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Mark J. Meloy, age 62, has served as Executive Vice President of FBFS since January 2023. Mr. Meloy joined FBFS in 2000 and has held various positions including Chief Executive Officer of FBB, Executive Vice President of FBB, and President and Chief Executive Officer of FBB-Milwaukee. He also currently serves as a director of our FBSF subsidiary. Mr. Meloy has over 35 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing.

Bradley A. Quade, age 58, has served as Chief Credit Officer of FBFS since April 2020. Mr. Quade had been serving as the Corporation’s Deputy Chief Credit Officer since October 2019. He also currently serves as a director for our subsidiary FBSF. Mr. Quade has over 35 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin.

Jodi A. Chandler, age 59, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 30 years.

Laura M. Garcia, age 51, has served as Chief Risk Officer for FBFS since March 2022. Prior to joining FBFS, she held the position of Head of North American Risk and Compliance, Managing Director for BMO Bank, N.A. in Chicago, Illinois, from 2018 to 2022. Ms. Garcia has over 30 years of experience in the financial services industry, centered in commercial banking, credit, compliance, and risk management.

James E. Hartlieb, age 53, has served as President of FBB since 2015 and as Chief Executive Officer of FBB and a director of FBB since January 2023. Mr. Hartlieb joined FBB in 2009 as Senior Vice President of Greater Dane County. He also currently serves as a director of our FBSF subsidiary. Mr. Hartlieb has over 25 years of financial services experience. Prior to joining FBB, Mr. Hartlieb held the position of Regional President with AMCORE Bank in Madison, Wisconsin, which he held from 1998 to 2009.

    Daniel S. Ovokaitys, age 50, has served as Chief Information Officer since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

SUPERVISION AND REGULATION
Below is a brief description of certain laws and regulations that relate to us and the Bank. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
Federal Deposit Insurance Corporation (“FDIC”)-insured institutions, like the Bank, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulators, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank’s state regulator, the Wisconsin Department of Financial Institutions (“WDFI”), and its primary federal regulator, the FDIC. Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.
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
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. Historically we have been disqualified from taking advantage of the relief since we have securities registered with the SEC. Moreover, our asset size now exceeds the small bank holding company threshold. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.
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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations that are not subject to the capital regulation's advanced approaches, such as the Corporation. For instance, non-advanced approaches institutions are subject to simpler regulatory capital requirements for Mortgage Servicing Assets (“MSA”), certain Deferred Tax Assets (“DTA”) arising from temporary differences, investments in the capital of unconsolidated financial institutions, and requirements for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital. Specifically, such institutions may deduct from Common Equity Tier 1 Capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of Common Equity Tier 1 Capital.

On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Corporation and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets.

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
As of December 31, 2023: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2023.
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
    The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2023 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.

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
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company but may arise under certain circumstances between 10% and 24.99% ownership. On January 30, 2020, the Federal Reserve issued a final rule clarifying and expanding upon the Federal Reserve’s position on determinations of whether a company has the ability to exercise a controlling influence over another company. In particular, the final rule is intended to provide a better understanding of the facts and circumstances that the Federal Reserve considers most relevant when assessing whether control exists.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer, or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, under the Dodd-Frank Act and the requirements of the Federal Reserve, the Corporation, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its “source of strength” policy, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

The Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above for additional information.

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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per insured depository institution for each account ownership category.
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
The Dodd-Frank Act set the minimum DIF reserve ratio at 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. On October 18, 2022, the FDIC adopted a final rule increasing the initial base deposit insurance rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. Starting January 1, 2023, the total base assessment rates for small banks, such as the Bank, ranged from 2.5 basis points to 32 basis points. This new assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2.00%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2.00%, and again when it reaches 2.50%. The Bank’s assessment rate for deposit insurance was approximately 8 basis points for 2023.
The DIF reserve ratio was 1.10% as of June 30, 2023, which is less than the statutory minimum reserve ratio of 1.35%, which is required to be achieved by September 30, 2028. There was a sharp decline in the DIF in 2023 following the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023, coupled with strong insured deposit growth. On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss DIF associated with protecting uninsured depositors following these bank failures. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. At December 31, 2023, our estimated level of uninsured deposits was below this threshold, and therefore, the Bank is not subject to this special assessment.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition.

Supervisory Assessments. All Wisconsin banks are required to pay supervisory assessments to the WDFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding like core deposits (in lieu of brokered deposits).
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
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Wisconsin law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, which are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

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
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
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

On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Among other things, the rule establishes bright-line standards for determining whether an entity meets the definition of a “deposit broker,” and identifies a number of business relationships (or “designated exceptions”) that automatically meet the “primary purpose” exception. The rule also establishes a transparent application process for entities that seek a “primary purpose” exception but do not meet one of the “designated exceptions.” The new rule also reflects technological changes across the banking industry and removes regulatory disincentives that limit banks’ ability to serve their customers. Full compliance with the amended brokered deposits regulation was required by January 1, 2022. The FDIC staff continues to implement the final rule through the issuance of interpretative guidance and other administrative actions.

Community Reinvestment Act (“CRA”) Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income (“LMI”) neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition, or the establishment of a branch office. An unsatisfactory rating may be used as a basis for denial of such an application.
On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $2 billion under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of LMI communities. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule's provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

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
    As implemented by federal banking and securities regulators and the Department of the Treasury, AML laws obligate depository institutions to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. In addition, the Financial Crimes Enforcement Network (“FinCEN”) promulgated customer due diligence and customer identification rules that required banks to identify and verify the identity of beneficial owners of all legal entity customers (with certain exclusions) at the time a new account is opened (subject to certain exemptions). Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine BSA/AML and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non–compliance with sanctions laws and/or AML laws or failure to maintain an adequate BSA/AML compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.
On January 1, 2021, the National Defense Authorization Act (“NDAA”) was enacted by Congress. The new law establishes the most significant overhaul of BSA and AML since the USA PATRIOT Act of 2001, including: (i) new beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally any corporation, limited liability company or similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which information will be maintained by FinCEN and made available upon request to financial institutions); (ii) whistleblower and penalty enhancements; (iii) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports for purposes of combating illicit finance risks; and (iv) provisions emphasizing the importance of risk-based approaches to AML program requirements. Many of the changes to the BSA and AML require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the BSA amendments included in the NDAA with respect to beneficial ownership.

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
Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a "notification incident," as those terms are defined under the final rule. Banks’ service providers are required under the rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Moreover, recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue more extensive guidance on cybersecurity risk management. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
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
Current Expected Credit Loss (“CECL”) Treatment. In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
On December 21, 2018, the federal banking agencies issued a joint final rule revising their regulatory capital rules to (i) address the impending implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations were expected to experience upon enacting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The final rule took effect on April 1, 2019; however, on August 26, 2020, the federal bank regulatory agencies issued a final rule allowing institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by the three-year transition period already provided by the joint final rule. We elected to use the 2020 Capital Transition Relief as permitted under the applicable regulations. As a result, the three-year phase-out period described above commenced in 2023.
Digital Asset Regulation. The federal banking agencies have issued interpretive guidance and statements regarding the engagement by banking organizations in certain digital asset activities. On August 16, 2022, the Federal Reserve released supervisory guidance encouraging all banking organizations supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any digital asset-related activity. Prior to engaging in any such activities, banking organizations are expected to ensure their proposed activities are legally permissible under relevant state and federal laws, and ensure they have implemented adequate systems, risk management, and internal controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws. On April 7, 2022, the FDIC issued a financial institution letter also requiring its supervised institutions to provide notice and obtain supervisory feedback prior to engaging in any crypto-related activities.
On January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities.

On February 23, 2023, the federal banking agencies issued a joint statement addressing liquidity risks to banking organizations resulting from crypto-asset market vulnerabilities. The joint statement noted that deposits placed by a crypto-asset-related entity and deposits that constitute stablecoin-related reserves may pose heightened liquidity risks to banking organizations due to the unpredictability of the scale and timing of deposit inflows and outflows. The statement stressed that banking organizations should establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. Further, on August 8, 2023, the Federal Reserve announced the establishment of a Novel Activities Supervision Program, which is designed in part to enhance the Federal Reserve’s supervision processes in respect of banking organizations’ crypto-asset related activities and use of distributed ledger technologies and other novel technologies in the delivery of financial products and services.

Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework summarized above dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.
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

Credit Risks
    If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-performing loans, and charge-offs, which would require increases in our provision for credit losses.
    There are risks inherent in making any loan or lease, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may not have identified or will identify all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or in our markets, specifically, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and the level of non-performing loans and leases, charge-offs, and delinquencies could rise. This would, in turn, require increases in the provision for credit losses, which may adversely affect our business, results of operations, and financial condition.
    Our allowance for credit losses may not be adequate to cover actual losses.
    We establish our allowance for credit losses (“ACL”) and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The ACL represents our estimate of probable losses inherent in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific relationships, as well as probable losses inherent in our loan and lease portfolio that are not specifically identified. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, subjective factors, and an evaluation of current economic conditions in our markets. The actual amount of credit losses is affected by changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.
    At December 31, 2023, our ACL as a percentage of total loans and leases was 1.16% and as a percentage of total non-performing loans and leases was 160.21%. Although management believes the ACL is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s assessment of credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the ACL may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

    A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
    At December 31, 2023 we had $1.700 billion of commercial real estate loans, which represented 59.6% of our total loan and lease portfolio. Payments on such loans are often dependent on the successful operation or development of the property or business involved; therefore, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.
Commercial real estate markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions’ handling of commercial real estate borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the FDIC, issued an interagency policy statement addressing prudent commercial real estate loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

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
    Real estate construction loans, a subset of commercial real estate loans, comprised approximately $193.1 million, or 6.8%, of our gross loan and lease portfolio, respectively, as of December 31, 2023. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
    A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.
    At December 31, 2023, approximately $1.106 billion, or 38.8%, of our loan portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, some of our niche commercial lending clients are highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.

    The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
    SBA loans, excluding SBA loans made under the Paycheck Protection Program (“PPP Loans”), consisting of both commercial real estate and commercial loans, comprised approximately $53.4 million, or 1.9%, of our gross loan and lease portfolio as of December 31, 2023.
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
    We often choose to sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. The total outstanding balance of sold SBA loans as of December 31, 2023 was $84.2 million.
     In order for a borrower to be eligible to receive an SBA loan, it must be established that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio and may be at greater risk of default. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, the SBA may require the Bank to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Bank. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an ACL and a SBA recourse reserve at a level determined to be appropriate. Significant increases to the ACL and the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.
    Non-performing assets take time to resolve, adversely affect our results of operations and financial condition, and could result in losses.
    At December 31, 2023, our non-performing loans totaled $20.6 million, or 0.72% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and repossessed assets) totaled $20.8 million, or 0.59% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

Liquidity and Interest Rate Risks
    Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
    Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital, and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our preferred source of funding consists of client deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease when clients perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances, and other wholesale funding sources necessary to fund desired growth levels. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain its capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.
    Our access to funding sources could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets, credit quality, capital adequacy, or negative views and expectations about the prospects for the financial services industry. Regional and community banks generally have less access to the capital markets than do national and super-regional banks because of their smaller size and limited analyst coverage. During periods of economic turmoil or decline, the financial services industry and the credit markets generally may be materially and adversely affected by declines in asset values and by diminished liquidity. Under such circumstances, the liquidity issues are often particularly acute for regional and community banks, as larger financial institutions may curtail their lending to regional and community banks to reduce their exposure to the risks of other banks. Correspondent lenders may also reduce or even eliminate federal funds lines for their correspondent clients in difficult economic times.
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
    The Corporation is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations, and meet our debt service requirements is derived primarily from our existing cash flow sources, our third party line of credit, dividends received from the Bank, or a combination thereof. Future dividend payments by the Bank will require the generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends, we may not have the resources or cash flow to pay or meet all of our obligations.
    Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
    Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts we receive on our interest-bearing assets and the amounts we pay on our interest-bearing liabilities. In certain scenarios, when interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which could cause our profits to decrease. Similarly, when interest rates fall, the rate of interest we pay on our liabilities may not decrease as quickly as the rate of interest we receive on our interest-bearing assets, which could cause our profits to decrease. The structure of our balance sheet and resultant sensitivity to interest rates in various scenarios may change in the future.
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
    Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of non-performing assets would have an adverse impact on net interest income.

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
There is growing consensus that the proportion of the deposits that exceeded FDIC insurance limits at Silicon Valley Bank, Signature Bank, and First Republic Bank was a significant factor in the failure of these institutions in the first half of 2023. In response, many large depositors across the industry withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and low-risk securities accounts in an effort to mitigate the risk of potential further bank failures. While the Bank has not experienced significant withdrawal activity in connection with the recent bank failures, if a significant portion of the Bank’s deposits were to be withdrawn within a short period of time in connection with a similar future crisis, additional sources of funding may be required to meet withdrawal demands. The Corporation may be unable to obtain sufficient funding on favorable terms, which may have an adverse effect on the Corporation’s net interest margin. In addition, funding deposit obligations may be more difficult in a high interest rate environment. Because the Corporation’s available-for-sale investment securities may lose value when interest rates rise, proceeds from the sale of such assets may be diminished during periods of elevated interest rates. Under such circumstances, the Corporation may be required to access funding from sources such as the Federal Reserve Discount Window or other alternative liquidity sources in order to manage our liquidity risk.

Uninsured deposits historically have been viewed by the regulators as less stable than insured deposits. According to statements made by the regulators, clients with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. To that end, the federal banking agencies issued an interagency policy statement in July 2023 to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.

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
The methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to detect and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection. We train employees and our business and consumer clients on fraud risks and mitigation strategies. We face risks related to cyber-attacks and other security breaches that typically involve the transmission of sensitive information regarding our clients and monetary transactions through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our high risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, and insurance premium costs, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on fraud and cyber security.

Any successful cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential client information or funds or that compromises our ability to function could erode confidence in the security of our systems, products and services, result in monetary losses, potentially subject us to regulatory investigation with fines and penalties, expose us to litigation and liability, disrupt our operations and have a material adverse effect on our business, financial condition or results of operations and damage our reputation.
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
    We rely heavily on communications and information systems to conduct our business and our operations are dependent on our ability to protect our systems against damage from fire, power loss, telecommunication failure, or other emergencies. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of our third-party service providers. Any failure or interruption of these systems could result in failures or disruptions in general ledger, core bank processing systems, client relationship management, and other systems. While we have a business continuity plan and other policies and procedures designed to prevent or limit the impact of a failure, interruption or security breach of our information systems, there can be no assurance that any of those events will not occur or, if they do occur, that they will be adequately remediated. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of clients, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.
    New lines of business, products, and services are essential to our ability to compete but may subject us to additional risks.
Periodically, we implement new lines of business and/or offer new products and services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such services are still developing or due diligence is not fully vetted. In developing and marketing new lines of business and/or new products or services, we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. New technologies needed to support the new line of business or product may result in incremental operating costs and system defects. Compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. In instances of new lines of businesses offering credit services, weaknesses relating to underwriting and operations may impact credit and capital. Delinquency may negatively affect non-performing assets and increase the provision for credit losses.
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
    From time to time, the FASB and SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring and more changes may occur in the future. The implementation of such changes could have a material adverse effect on our business, results of operations, and financial condition.
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
The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and equity markets and created significant volatility and disruption in financial and labor markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and stay-at-home requirements in many states and communities, including Wisconsin, Kansas, and Missouri. The COVID-19 pandemic, including, in part, supply chain disruption and the effects of the extensive pandemic-related government stimulus, played a significant role in recent inflationary pressure in the U.S. economy.
Future widespread public health epidemics could result in the continued and increased recognition of credit losses in the Corporation’s loan portfolio and increases in the Corporation’s ACL, particularly to the extent that there is a significant negative impact on the global economy. Because of changing economic and market conditions affecting issuers, the Corporation may be required to recognize impairments on the securities it holds. Furthermore, the demand for the Corporation’s products and services may be impacted, which could materially adversely affect the Corporation’s revenue.
We cannot predict how further outbreaks, new variants, the efficacy of vaccines or future widespread public health epidemics, should they occur, might impact our financial condition and results of operation. The extent to which any future pandemic impacts the Corporation’s business, results of operations, and financial condition, as well as the Corporation’s regulatory capital, liquidity ratios, and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any responsive actions taken by governmental authorities and other third parties.

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
    Our operations are heavily concentrated in southern Wisconsin and, to a lesser extent, the Northeast regions of Wisconsin and the greater Kansas City Metro and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets, including, without limitation, could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
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
    Although we do not have any current definitive plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations or certain one-time expenses associated with the closure of offices, all of which may have an adverse effect on our business, results of operations, and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through new locations, we cannot ensure that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses would involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.
    We could recognize impairment losses on securities held in our securities portfolio, goodwill, or other long-lived assets.
    As of December 31, 2023, the fair value of our securities portfolio was approximately $305.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause credit losses and result in a provision for credit losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.
    As of December 31, 2023, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2023, our annual impairment test conducted July 1, 2023 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2024. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
    Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future in connection with our ACL and other matters. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. As a result of a Wisconsin state tax law change in 2023, the Corporation has recorded a valuation allowance of $2.8 million against related state deferred tax assets. The Corporation believes it will fully realize its Federal and non-Wisconsin deferred tax assets. These determinations were based on the evaluation of several factors, including relevant tax law changes, our recent earnings history, expected future taxable earnings, and appropriate tax planning strategies. A decrease in taxable earnings could adversely impact our ability to fully utilize our remaining deferred tax assets. If we determine that it is more likely than not that some portion or all of the remaining deferred tax assets will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against our earnings.
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
    Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and financial technology (“FinTech”) companies. We compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. Some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our primary markets. Furthermore, tax-exempt credit unions operate in our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-bank financial service providers to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems. Our profitability depends, in part, upon our ability to successfully maintain and increase market share.
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
Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. Of particular impact to the Corporation are the operations regulated by the SBA. Any failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and sell such loans in the secondary market, and would materially adversely affect our business, results of operations, and financial condition.
In addition, many of our investment securities are issued by, and some of our loans are made to, the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any further downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, and results of operations.

Regulatory, Compliance, Legal and Reputational Risks
    We operate in multiple states and in a highly regulated industry and the federal and state laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles. Changes in them or our failure to comply with them, may adversely affect us.
    We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, expose us to legal penalties, financial forfeiture and material loss if we fail to act in accordance with bank laws and regulations, impose limitations on our business activities and compensation practices, limit the dividends or distributions that we can pay, restrict the ability to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. These regulations affect our lending practices, employment practices, compliance management system, operational controls, tax structure, and growth, among other things. Changes to federal and state laws, income and property tax regulations, or regulatory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, tax filing requirements, employment practices, and limit the types of financial services and products we may offer, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business, results of operations, and financial condition.
The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
    From time to time, federal and state governments and bank regulatory agencies modify the laws and regulations that govern financial institutions and the financial system generally. These modifications often, but not always, occur in response to crises or significant events, such as the several bank failures in early 2023, the COVID-19 pandemic, or political transitions. Such laws and regulations can affect our operating environment in substantial and unpredictable ways. Among other effects, such laws and regulations can increase or decrease the cost of doing business, limit or expand the scope of permissible activities, or affect the competitive balance among banks and other financial institutions.  In addition, any changes in monetary policy, fiscal policy, tax laws, and other policies can affect the broader economic environment, interest rates, and patterns of trade. Any of these changes could affect our company and the banking industry as a whole in ways that are difficult to predict, and could adversely impact our business, financial condition, or results of operations.
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
Volatility or events impacting a subset of the banking industry, such as larger banks or institutions that serve to specific markets, can impact the entire sector, including the Corporation, which could affect the confidence of our clients and investors and result in a material adverse effect on our performance and a decline in our stock price for reasons outside of our control.

The industry in which we compete is diverse, with participants ranging from community-based banks to global financial institutions with assets in the trillions of dollars. In addition, some financial institutions have exposure of an extremely broad range of risks, or outsized exposure to specific industries such as startup and early-stage, pharmaceutical, or oil & gas companies. When volatility, market events or similar issues affect a subset of financial institutions, or when there are news reports or high-profile incidents relating to trends, concerns, and other issues in the banking industry, the ramifications can affect the sector as a whole, regardless of the effect, or lack thereof, on any specific institution. For example, the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank, which were caused by specific risk management and industry issues, negatively impacted customer, investor and media perception of the entire sector, resulting in declines in depositor confidence and stock prices throughout the industry. Future events of this nature could result in a material adverse effect on our performance and a decline in our stock priced for reasons that would not otherwise affect the Bank or which are outside of our control.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity is an important component of our overall approach to Enterprise Risk Management (“ERM”). Our cybersecurity policies, standards, processes and practices are fully integrated in our ERM program which are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity program is focused on the following key areas:

Governance: The Board of Director’s (the “Board”) oversight of cybersecurity risk management is delegated to the Operational Risk Committee of the Board (the "ORC"), which regularly interacts with our ERM function, the Chief Information Officer ("CIO"), other members of management and relevant management committees. The ORC chair regularly reports material developments on cybersecurity to the Board.

Collaborative Approach: We have implemented a comprehensive approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: We deploy technical safeguards that are designed to continuously protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. These safeguards are evaluated and improved through vulnerability assessments, penetration testing, and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintain a comprehensive incident response and recovery plan that fully addresses our response to a potential cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and monitoring cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Our third-party risk management program includes robust upfront and ongoing risk assessments for all critical and high-risk vendors.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. The Board receives periodic education and on a regular basis is informed about industry trends and how the Bank is responding to evolving threats.

We engage an independent third party to conduct periodic testing and assessment of our policies, standards, processes, controls and practices that are designed to address cybersecurity threats and incidents. These efforts include audits, assessments, vulnerability and penetration testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We also engage independent third parties to complete periodic testing and assessments of our cybersecurity measures. The results of such assessments are reported to the ORC and the Board and we adjust our policies and practices as necessary based on the information provided by these assessments.

The Board and the ORC oversee our ERM process, including regular presentations and reports. The Board and the ORC also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. The Board and the ORC coordinate the approach to cybersecurity management with the Chief Risk Officer and the Chief Information Officer, as well as our CFO and CEO.

Our Chief Risk and Chief Information Officers have 30 and 24 years of experience, respectively. Their background is summarized in Item 1, Executive Officers of the Registrant.

To date, we have not been materially affected by cybersecurity threats, including our business strategy, results of operations or financial condition. Please refer to Risk Factors in Item 1A for discussion of possible impacts from future cybersecurity events.
Item 2. Properties
    The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2023:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - South Central Region and office of FBFS	2028
17335 Golf Parkway, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2032
11141 Overbrook Road, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2033
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2025
    For the purpose of generating business development opportunities in our specialized lending and consulting businesses, as of December 31, 2023, office space was also leased in several states nationwide under shorter-term lease agreements, which generally have terms of one year or less.

Item 3. Legal Proceedings
    We believe no litigation is threatened or pending in which we face potential loss or exposure which could materially affect our consolidated financial position, consolidated results of operations, or consolidated cash flows. Since our subsidiaries act as depositories of funds, lenders, and fiduciaries, they are occasionally named as defendants in lawsuits involving a variety of claims. This and other litigation is ordinary, routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

    Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Holders
    The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 15, 2024, there were 361 registered shareholders of record of the Corporation’s common stock.
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
Stock Performance Graph
The chart shown below depicts total return to shareholders during the period beginning December 31, 2018 and ending December 31, 2023. The total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the SNL Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in FBIZ common stock and each of the three indices was $100 on December 31, 2018 and that all dividends were reinvested in FBIZ common stock.

First Business Financial Services, Inc.
Total Return Performance
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
FBIZ
NASDAQ Composite Index
KBW NASDAQ Bank Index

	As of December 31,
Index	2018	2019	2020	2021	2022	2023
First Business Financial Services, Inc.	$100.00	$138.56	$100.53	$163.69	$209.82	$236.96
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
Issuer Purchases of Securities
    As previously announced, effective January 27, 2023, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, effective January 31, 2023 through January 31, 2024. As of December 31, 2023, the Corporation had repurchased a total of 65,112 shares for approximately $2.0 million at an average cost of $30.72 per share. At this time, the Corporation does not expect to adopt a new plan upon its expiration to replace the recently expired plan due to strong balance sheet growth.
    Under the recently expired share repurchase program, the Corporation was authorized to repurchase shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.
    The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—
November 1, 2023 - November 30, 2023	458	34.30	—
December 1, 2023 - December 31, 2023	—	—	—
Total	458		—	74,813

(1)During the fourth quarter of 2023, the Corporation repurchased an aggregate 458 shares of the Corporation’s common stock in open-market transactions, of which no shares were purchased pursuant to the repurchase program publicly announced on January 27, 2023, and of which 458 shares were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards. The Corporation did not repurchase any shares pursuant to the publicly announced program described above during the quarter.

Item 6.     [Reserved]

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
    When used in this report the words or phrases “may,” “could,” “should,” “hope,” “might,” “believe,” “expect,” “plan,” “assume,” “intend,” “estimate,” “anticipate,” “project,” “likely,” or similar expressions are intended to identify “forward-looking statements.” Such statements are subject to risks and uncertainties, including among other things:

•Adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, inflation, supply chain issues, economic downturn, labor shortages, wage pressures, and the adverse effects of public health events on the global, national, and local economy.
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
Long-Term Strategic Plan
    In early 2019, management finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that drive successful execution. Management’s objective over this five year period was to excel by building an expert team with diverse experiences who work together to impact client success more than any other financial partner. To meet this objective, we identified four key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation.
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
The table below shows the Corporation’s performance for the years ended December 31, 2023, 2022, and 2021 in comparison to the key performance indicators included in the Corporation’s 2019 strategic plan.

	As of December 31,
Key Performance Indicators	2021	2022	2023	Strategic Plan
Return on average equity (“ROAE”)	16.21%	16.79%	13.79%	13.50%
Return on average assets (“ROAA”)	1.37%	1.46%	1.13%	1.15%
Top line revenue growth	8.4%	13.4%	12.6%	≥ 10% per year
In-market deposits to total bank funding	82.9%	76.1%	76.0%	≥ 75%
Employee engagement (1)	87%	87%	90%	≥ 80%
Client satisfaction (1)	93%	95%	93%	≥ 90%

(1) Anonymous surveys conducted annually
Throughout 2023, the last year of the existing plan, management undertook an extensive process to reassess its key strategies and performance indicators to create a new long-term strategic plan. The Corporation intends to disclose information about the key terms of the new strategic plan later in 2024 after it is finalized.

Financial Performance Summary
Results as of and for the year ended December 31, 2023 include:
•Net income available to common shareholders for the year ended December 31, 2023 was $36.2 million, decreasing 10.0% compared to $40.2 million for the year ended December 31, 2022.
•Diluted earnings per common share were $4.33 for the year ended December 31, 2023, decreasing 8.8% compared to $4.75 in the prior year.
•Return on average assets (“ROAA”) for the year ended December 31, 2023 was 1.13%, compared to 1.46% for 2022.
•Return on average common equity (“ROACE”), which is defined as net income available to common shareholders divided by average equity reduced by average preferred stock, if any. ROACE was 13.79% for the year ended December 31, 2023, compared to 16.79% for the year ended December 31, 2022.
•Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROAA were $56.2 million and 1.75%, respectively, for the year ended December 31, 2023, increasing $8.3 million, or 17.3%, and 1 bp, from year ended December 31, 2022.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $3.2 million for the year ended December 31, 2023, decreasing 38.6% compared to $5.3 million for the year ended December 31, 2022.
•Net interest margin was 3.78% for the year ended December 31, 2023, declining 4 bps from 3.82% for the year ended December 31, 2022. Adjusted net interest margin, which excludes certain one-time and discrete items, was 3.63% for the year ended December 31, 2023 and December 31, 2022.
•Top line revenue, defined as net interest income plus non-interest income, grew 12.6% to $143.9 million for the year ended December 31, 2023, compared to $127.9 million for the year ended December 31, 2022.
•Effective tax rate was 21.45% for the year ended December 31, 2023 compared to 21.79% for the year ended December 31, 2022.
•Provision for credit losses was $8.2 million for the year ended December 31, 2023, compared to a net provision benefit of $3.9 million for the year ended December 31, 2022. Net charge-offs as a percentage of average loans and leases were 0.05% for the year ended December 31, 2023, compared to net recoveries of 0.16% for the year ended December 31, 2022.
•Total assets at December 31, 2023 increased $531.2 million, or 17.8%, to $3.508 billion from $2.977 billion at December 31, 2022.
•Period-end gross loans and leases receivable at December 31, 2023 increased $407.2 million, or 16.7%, to $2.850 billion from $2.443 billion as of December 31, 2022. Average gross loans and leases of $2.648 billion increased $342.9 million, or 14.9% for the year ended December 31, 2023, compared to $2.305 billion for the same period in 2022.
•Non-performing assets increased to $20.8 million as of December 31, 2023, compared to $3.8 million as of December 31, 2022. Non-performing assets to total assets increased to 0.59% as of December 31, 2023, from 0.13% as of December 31, 2022.
•The allowance for credit losses as of December 31, 2023 increased $7.0 million, or 29.1%, to $31.3 million, compared to $24.2 million as of December 31, 2022. The allowance for credit losses was 1.16% of total loans as of December 31, 2023, compared to 0.99% as of December 31, 2022.
•Period-end in-market deposits at December 31, 2023 increased $373.1 million, or 19.0%, to $2.339 billion from $1.966 billion as of December 31, 2022. Average in-market deposits of $2.098 billion increased $169.3 million, or 8.8%, for the year ended December 31, 2023, compared to $1.929 billion for the same period in 2022.
•Private wealth and trust assets under management and administration increased by $461.5 million, or 17.3%, to $3.122 billion at December 31, 2023, compared to $2.660 billion at December 31, 2022. Private wealth management service fees increased $544,000, or 5.00%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

The detailed financial discussion that follows focuses on 2023 results compared to 2022. Information pertaining to 2022 in comparison to 2021 was included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 on page 33 under Part II, Item 7, “Management’s Discussion and Analysis of Financial and Results of Operations,” which was filed with the SEC on February 22, 2023.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased 12.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $14.2 million, or 14.4%, increase in net interest income and a $1.9 million, or 6.4%, increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding and related interest income, partially offset by net interest margin compression and a decrease in fees in lieu of interest. The increase in non-interest income was primarily due to a $1.8 million increase in other fee income, a $1.2 million increase in swap fee income, a $544,000 increase in trust fee income, and a $353,000 increase in loan fee income. These favorable variances were partially offset by a $733,000 decrease in bank owned life insurance income, a $718,000 decrease in service charge income on deposits, and a $482,000 decrease in gains on the sale of SBA loans during the year ended December 31, 2023.
    The components of top line revenue were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2023	2022	2021	$ Change 2023	% Change 2023	$ Change 2022	% Change 2022
	(Dollars in Thousands)
Net interest income	$112,588	$98,422	$84,662	$14,166	14.4%	$13,760	16.3%
Non-interest income	31,308	29,428	28,100	1,880	6.4	1,328	4.7%
Top line revenue	$143,896	$127,850	$112,762	$16,046	12.6	$15,088	13.4%
Return on Average Assets and Return on Average Common Equity
    ROAA was 1.13% for the year ended December 31, 2023, compared to 1.46% for the year ended December 31, 2022 principally due to a $12.1 million increase in provision for credit losses and an $8.6 million increase in operating expenses, partially offset by a $14.2 million increase in net interest income. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROACE for the year ended December 31, 2023 was 13.79% compared to 16.79% for the year ended December 31, 2022. The primary reason for the change in ROACE is consistent with the change in ROAA discussed above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio measured 60.99% and 62.31% for the years ended December 31, 2023 and 2022, respectively. Efficiency ratio is a non-GAAP measure representing operating expense divided by operating revenue. Operating expense is defined as non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any. Operating revenue is defined as net interest income plus non-interest income less realized net gains or losses on securities, if any, and other discrete items.
PTPP adjusted earnings for the year ended December 31, 2023 was $56.2 million, compared to $47.9 million for the year ended December 31, 2022. PTPP adjusted earnings is a non-GAAP measure defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Year Ended December 31,			Change From Prior Year
	2023	2022	2021	$ Change 2023	% Change 2023	$ Change 2022	% Change 2022
	(Dollars in Thousands)
Total non-interest expense	$88,575	$79,474	$71,535	$9,101	11.5%	$7,939	11.1%
Less:
Net loss on repossessed assets	12	49	15	(37)	(75.5)	34	226.7
Amortization of other intangible assets	—	—	25	—	NM	(25)	NM
SBA recourse expense (benefit)	775	(188)	(76)	963	(512.2)	(112)	147.4
Contribution to First Business Charitable Foundation	—	809	—	(809)	NM	809	NM
Impairment of tax credit investments	—	(351)	—	351	NM	(351)	NM
Total operating expense (a)	$87,788	$79,155	$71,571	$8,633	10.9	$7,584	10.6
Net interest income	$112,588	$98,422	$84,662	$14,166	14.4	13,760	16.3
Total non-interest income	31,308	29,428	28,100	1,880	6.4	1,328	4.7
Less:
Bank-owned life insurance claim	—	809	—	(809)	NM	809	NM
Net gain (loss) on sale of securities	(45)	—	29	(45)	NM	(29)	NM
Adjusted non-interest income	31,353	28,619	28,071	2,734	9.6	548	2.0
Total operating revenue (b)	$143,941	$127,041	$112,733	$16,900	13.3	$14,308	12.7
Efficiency ratio	60.99%	62.31%	63.49%

Pre-tax, pre-provision adjusted earnings (b-a)	$56,153	$47,886	$41,162	$8,267	17.3	$6,724	16.3
Average total assets	3,212,149	2,752,916	2,605,008	459,233	16.7	147,908	5.7
Pre-tax, pre-provision adjusted return on average assets	1.75%	1.74%	1.58%
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

	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,586,967	$98,370	6.20%	$1,484,239	$66,917	4.51%	$1,387,434	$51,930	3.74%
Commercial and industrial loans(1)	1,013,866	81,963	8.08%	771,056	46,575	6.04%	747,514	38,342	5.13%
Consumer and other loans(1)	47,018	2,316	4.93%	49,695	1,876	3.78%	44,206	1,572	3.56%
Total loans and leases receivable(1)	2,647,851	182,649	6.90%	2,304,990	115,368	5.01%	2,179,154	91,844	4.21%
Mortgage-related securities(2)	200,383	6,433	3.21%	173,495	3,486	2.01%	159,242	2,633	1.65%
Other investment securities(3)	62,921	1,770	2.81%	51,700	986	1.91%	44,739	777	1.74%
FHLB stock	15,162	1,231	8.12%	16,462	989	6.01%	13,066	651	4.98%
Short-term investments	54,311	2,845	5.24%	30,845	542	1.76%	64,308	90	0.14%
Total interest-earning assets	2,980,628	194,928	6.54%	2,577,492	121,371	4.71%	2,460,509	95,995	3.90%
Non-interest-earning assets	231,521			175,424			144,499
Total assets	$3,212,149			$2,752,916			$2,605,008
Interest-bearing liabilities
Transaction accounts	$689,500	23,727	3.44%	$503,668	3,963	0.79%	$506,693	988	0.19%
Money market accounts	681,336	22,129	3.25%	761,469	6,241	0.82%	693,608	1,183	0.17%
Certificates of deposit	273,387	11,209	4.10%	97,448	1,358	1.39%	47,020	396	0.84%
Wholesale deposits	346,285	14,353	4.14%	48,825	1,616	3.31%	119,831	986	0.82%
Total interest-bearing deposits	1,990,508	71,418	3.59%	1,411,410	13,178	0.93%	1,367,152	3,553	0.26%
FHLB advances	351,990	8,881	2.52%	414,191	7,024	1.70%	376,781	4,908	1.30%
Other borrowings	38,891	2,041	5.25%	43,818	2,243	5.12%	31,935	1,759	5.51%
Junior subordinated notes (4)	—	—	—%	2,429	504	20.75%	10,068	1,113	11.05%
Total interest-bearing liabilities	2,381,389	82,340	3.46%	1,871,848	22,949	1.23%	1,785,936	11,333	0.63%
Non-interest-bearing demand deposit accounts	453,930			566,230			536,981
Other non-interest-bearing liabilities	102,668			65,611			61,580
Total liabilities	2,937,987			2,503,689			2,384,497
Stockholders’ equity	274,162			249,227			220,511
Total liabilities and stockholders’ equity	$3,212,149			$2,752,916			$2,605,008
Net interest income		$112,588			$98,422			$84,662
Net interest spread			3.08%			3.48%			3.27%
Net interest-earning assets	$599,239			$705,644			$674,573
Net interest margin			3.78%			3.82%			3.44%
Average interest-earning assets to average interest-bearing liabilities	125.16%			137.70%			137.77%
Return on average assets	1.13%			1.46%			1.37%
Return on average equity	13.79%			16.79%			16.21%
Average equity to average assets	8.54%			9.05%			8.46%
Non-interest expense to average assets	2.76%			2.89%			2.75%
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

(4)Weighted average rate of junior subordinated notes and debentures reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Rate/Volume Analysis

	Increase (Decrease) for the Year Ended December 31,
	2023 Compared to 2022			2022 Compared to 2021
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$26,551	$4,902	$31,453	$11,176	$3,811	$14,987
Commercial and industrial loans(1)	18,329	17,059	35,388	6,993	1,240	8,233
Consumer and other loans(1)	546	(106)	440	101	203	304
Total loans and leases receivable(1)	45,426	21,855	67,281	18,270	5,254	23,524
Mortgage-related securities(2)	2,341	606	2,947	602	251	853
Other investment securities	538	246	784	81	128	209
FHLB Stock	325	(83)	242	149	189	338
Short-term investments	1,664	639	2,303	522	(70)	452
Total net change in income on interest-earning assets	50,294	23,263	73,557	19,625	5,752	25,376
Interest-bearing liabilities
Transaction accounts	17,816	1,948	19,764	2,981	(6)	2,975
Money market	16,612	(724)	15,888	4,931	127	5,058
Certificates of deposit	5,105	4,746	9,851	364	598	962
Wholesale deposits	507	12,230	12,737	1,503	(873)	630
Total deposits	40,040	18,200	58,240	9,779	(154)	9,625
FHLB advances	3,033	(1,176)	1,857	1,593	523	2,116
Other borrowings	56	(258)	(202)	(131)	615	484
Junior subordinated notes	—	(504)	(504)	579	(1,188)	(609)
Total net change in expense on interest-bearing liabilities	43,129	16,262	59,391	11,820	(204)	11,616
Net change in net interest income	$7,165	$7,001	$14,166	$7,805	$5,956	$13,760
(1)The average balances of loans and leases include non-accrual loans and leases and loans held for sale. Interest income related to non-accrual loans and leases is recognized when collected. Interest income includes net loan fees collected in lieu of interest.
(2)Includes amortized cost basis of assets available-for-sale and held-to-maturity.

    The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, in-market deposits, interest-bearing deposits and total interest-bearing liabilities for the year ended December 31, 2023 and 2022. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

Asset and Liability Beta Analysis

	For the Year Ended December 31,
	2023	2022	2021	2023 Compared to 2022	2022 Compared to 2021
	Average Yield/Rate (3)			Increase (Decrease)
Total loans and leases receivable (a)	6.90%	5.01%	4.21%	1.89%	0.80%
Total interest-earning assets(b)	6.54%	4.71%	3.90%	1.83%	0.81%
Adjusted total loans and leases receivable (1)(c)	6.78%	4.78%	3.91%	2.00%	0.87%
Adjusted total interest-earning assets (1)(d)	6.43%	4.50%	3.61%	1.93%	0.89%
Total in-market deposits(e)	2.72%	0.60%	0.14%	2.12%	0.46%
Total bank funding(f)	2.87%	0.84%	0.37%	2.03%	0.47%
Net interest margin(g)	3.78%	3.82%	3.44%	(0.04)%	0.38%
Adjusted net interest margin(h)	3.63%	3.63%	3.21%	—%	0.42%

Effective fed funds rate (2)(i)	5.02%	1.69%	0.08%	3.33%	1.61%

Beta Calculations:
Total loans and leases receivable(a)/(i)				56.76%	49.69%
Total interest-earning assets(b)/(i)				54.98%	50.31%
Adjusted total loans and leases receivable (1)(c)/(i)				60.06%	54.04%
Adjusted total interest-earning assets (1)(d)/(i)				57.87%	55.28%
Total in-market deposits(e)/(i)				63.66%	28.57%
Total bank funding(f)/(i)				60.96%	29.19%
Net interest margin(g)/(i)				(1.20)%	23.60%
Adjusted net interest margin(h)/(i)				—%	26.09%
(1)Excluding average net PPP loans, PPP loan interest income, and fees in lieu of interest.
(2)Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF]. retrieved from FRED, Federal Reserve Bank of St. Louis.
(3)Represents annualized yields/rates.

Net interest income increased by $14.2 million, or 14.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was principally due to an increase in average loans and leases outstanding, partially offset by net interest margin compression and a decrease in fees in lieu of interest. Average gross loans and leases of $2.648 billion increased by $342.9 million, or 14.9% for the year ended December 31, 2023, compared to $2.305 billion for the same period in 2022. Loan fees collected in lieu of interest decreased 38.6% to $3.2 million, compared to $5.3 million during the same period of comparison.
    The yield on average earning assets for the year ended December 31, 2023 was 6.54%, an increase of 183 basis points compared to 4.71% for the year ended December 31, 2022. This increase was principally due to the rising interest rates on variable-rate loans and investment in securities at higher interest rates. Excluding the impact of recurring loan fees in lieu of interest in both 2023 and 2022, the yield on average earning assets for the year ended December 31, 2023 was 6.43%, an increase of 193 basis points compared to 4.50% for the year ended December 31, 2022.
    The average rate paid on interest-bearing liabilities was 3.46% for the year ended December 31, 2023, an increase of 223 basis points from 1.23% for the year ended December 31, 2022. The average rate paid increased as the Corporation increased deposit rates and secured wholesale funding, which consists of wholesale deposits and FHLB advances, at elevated fixed rates.
    Net interest margin decreased four basis points to 3.78% for the year ended December 31, 2023, compared to 3.82% for the year ended December 31, 2022. Adjusted net interest margin measured 3.63% for the years ended December 31, 2023 and December 31, 2022. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the fees in lieu of interest and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.
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
Provision for Credit Losses
    We determined our provision for credit losses pursuant to our allowance for credit loss methodology, which is based on the magnitude of current and historical net charge-offs recorded throughout the established look-back period, the evaluation of several qualitative factors for each portfolio category, and the amount of specific reserves established for non-performing loans that present collateral shortfall positions. Refer to Allowance for Credit Losses in the Critical Accounting Policy section, for further information regarding our allowance for credit loss methodology.

The following table shows the components of the provision for credit losses.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Change in general reserve due to subjective factor changes	$33	$(384)	$(426)
Change in general reserve due to quantitative factor changes	(1,453)	(2,012)	(4,456)
Charge-offs	1,781	979	3,508
Recoveries	(548)	(4,741)	(5,126)
Change in specific reserves on individually evaluated loans, net	4,330	146	(2,175)
Change due to loan growth, net	3,652	2,144	2,872
Change in unfunded credit commitment reserve	387	—	—
Total provision for credit losses (a)	$8,182	$(3,868)	$(5,803)
(a) - Management adopted ASC 326 on January 1, 2023. Prior periods are presented under the incurred loss model.
The Corporation recognized $8.2 million of provision expense for the year ended December 31, 2023, compared to a $3.9 million provision benefit for the year ended December 31, 2022. The provision expense for the year ended December 31, 2023 was primarily due to a $4.3 million increase in the specific reserves on individually evaluated loans and a $3.7 million increase in the general reserve due to loan growth. These increases were partially offset by a $1.5 million reduction in the general reserve from quantitative factors, mainly due to an improving economic forecast. Specific reserves were higher on loans in Equipment Finance and, to a lesser extent SBA, within the Commercial and Industrial portfolio. Equipment Finance had higher defaults from borrowers in the transportation and logistics industry which management believes is consistent with the cyclical nature of this industry. Given current economic conditions, the Corporation expects continued stress within this group of borrowers in 2024.
Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.
Non-Interest Income
    Non-interest income increased by $1.9 million, or 6.4%, to $31.3 million for the year ended December 31, 2023, from $29.4 million for the year ended December 31, 2022. Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 21.8% of our total revenues in 2023 compared to 23.0% in 2022. The increase in total non-interest income for the year ended December 31, 2023 primarily reflected an increase in other non-interest income, led by mezzanine fund investment income, commercial loan swap fee income, and higher private wealth management services income. These increases were partially offset by a decrease bank owned life insurance income and lower service charge income.

    The components of non-interest income were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2023	2022	2021	$ Change 2023	% Change 2023	$ Change 2022	% Change 2022
	(Dollars in Thousands)
Private wealth management services fee income	$11,425	$10,881	$10,784	$544	5.0%	$97	0.9
Gain on sale of SBA loans	2,055	2,537	4,044	(482)	(19.0)	(1,507)	(37.3)
Service charges on deposits	3,131	3,849	3,837	(718)	(18.7)	12	0.3
Loan fees	3,363	3,010	2,506	353	11.7	504	20.1
Bank-owned life insurance income	1,494	2,227	1,413	(733)	(32.9)	814	57.6
Net (loss) gain on sale of securities	(45)	—	29	(45)	NM	(29)	(100.0)
Swap fees	2,964	1,793	1,368	1,171	65.3	425	31.1
Other non-interest income	6,921	5,131	4,119	1,790	34.9	1,012	24.6
Total non-interest income	$31,308	$29,428	$28,100	$1,880	6.4	$1,328	4.7
Fee income ratio(1)	21.8%	23.0%	24.9%
(1)Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private wealth management services fee income increased by $544,000, or 5.0%, to a record $11.4 million for the year ended December 31, 2023 compared to the previous record of $10.9 million for the year ended December 31, 2022. Private wealth management services fee income is primarily driven by the amount of trust assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the equity and fixed income markets. This increase was driven by an increase in average assets under management and administration, which is attributable to market appreciation, new client relationships, and new money from existing client relationships. At December 31, 2023, our trust assets under management and administration were $3.122 billion, or 17.3% more than trust assets under management and administration of $2.660 billion at December 31, 2022.
Other non-interest income increased by $1.8 million to $6.9 million for the year ended December 31, 2023, compared to $5.1 million for the year ended December 31, 2022. The increase was primarily due to strong returns from the Corporation’s investments in mezzanine funds.
Commercial loan interest rate swap fee income was $3.0 million for the year ended December 31, 2023, compared to $1.8 million for the year ended December 31, 2022. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $939.2 million as of December 31, 2023, compared to $744.2 million as of December 31, 2022. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on client demand and the interest rate environment in any given quarter.
Loan fees increased $353,000, or 11.7%, to $3.4 million for the year ended December 31, 2023, compared to $3.0 million for the same period in 2022. The increase was driven by an increase in equipment finance and floorplan finance lending activity generating additional service fee income.
Bank-owned life insurance income decreased by $733,000, or 32.9%, to $1.5 million for the year ended December 31, 2023, compared to $2.2 million for the year ended December 31, 2022. The decrease was due to the recognition of a $809,000 insurance claim in the year ended December 31, 2022.
Service charges on deposits for the year ended December 31, 2023 totaled $3.1 million, a decrease of $718,000, or 18.7%, from the same period in 2022. The decrease was due to higher earnings credit rates commensurate with the higher interest rate environment partially offset by an increase in additional product sales to new and existing clients.
Gain on sale of SBA loans for the year ended December 31, 2023 totaled $2.1 million, a decrease of $482,000, or 19.0%, from the same period in 2022. The decrease is mainly due to a reduction in total loans sold resulting from lighter production in the first half of 2023.

Non-Interest Expense
    Non-interest expense increased by $9.1 million, or 11.5%, to $88.6 million for the year ended December 31, 2023 from $79.5 million for the year ended December 31, 2022. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $8.6 million, or 10.9%, to $87.8 million for the year ended December 31, 2023 compared to $79.2 million for the year ended December 31, 2022. The increase in operating expense was due to an increase in all expense categories, led by compensation, FDIC insurance, and other non-interest expense.
    The components of non-interest expense were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2023	2022	2021	$ Change 2023	% Change 2023	$ Change 2022	% Change 2022
	(Dollars in Thousands)
Compensation	$61,059	$57,742	$51,710	$3,317	5.7%	$6,032	11.7
Occupancy	2,381	2,358	2,180	23	1.0	178	8.2
Professional fees	5,325	4,881	3,736	444	9.1	1,145	30.6
Data processing	3,826	3,197	3,087	629	19.7	110	3.6
Marketing	2,889	2,354	2,022	535	22.7	332	16.4
Equipment	1,340	1,091	990	249	22.8	101	10.2
Computer software	4,985	4,416	4,260	569	12.9	156	3.7
FDIC insurance	2,238	1,042	1,143	1,196	114.8	(101)	(8.8)
Other non-interest expense	4,532	2,393	2,407	2,139	89.4	(14)	(0.6)
Total non-interest expense	$88,575	$79,474	$71,535	$9,101	11.5	$7,939	11.1
Total operating expense(1)	$87,788	$79,155	$71,571	$8,633	10.9	$7,584	10.6
Full-time equivalent employees	343	337	304	6	1.8	33	10.9
NM = Not meaningful
(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation above.
    Compensation expense increased by $3.3 million, or 5.7%, to $61.1 million for the year ended December 31, 2023 from $57.7 million for the year ended December 31, 2022 principally due to an increase in average FTEs, annual merit increases, growth in employee benefit costs, and increase in incentive compensation. The increase reflects a $2.5 million, or 7.1%, increase in employee salaries and a $908,000, or 25.6% increase in incentive compensation due to exceptional loan and deposit growth. These increases were partially offset by a $1.5 million, or 22.6% decrease in estimated annual cash bonuses compared to a record year for 2022. The Bank’s compensation philosophy is to provide base salaries competitive with the market. Given the competitive job market and the critical importance to the Corporation of retaining employees, annual base salaries were increased an additional $1.5 million, or approximately 4.1%, in the aggregate for 2024. Average FTEs were 343 for the year ended December 31, 2023, increased by 18, or 5.5%, from 325 for the year ended December 31, 2022.
Other non-interest expense increased $2.1 million, or 89.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a $985,000 increase in liquidation expense related to an Asset-Based Lending client, a $963,000 increase in SBA recourse provision, a $232,000 increase in expense from swap credit valuation changes, increase in travel expense, and an increase in loan related expenses. These increases were partially offset by a decrease in charitable donations due to a non-recurring contribution to First Business Charitable foundation totaling $809,000 in the prior year.
FDIC Insurance increased $1.2 million, or 114.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in the assessment rate and the Corporation’s assessable base.
Data processing fees increased $629,000, or 19.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in core processing costs commensurate with loan and deposit account growth, as well as various project implementations.

Computer software expense increased by $569,000, or 12.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to continued investment in technology to support the Corporation’s growth.
Marketing expense increased by $535,000, or 22.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in business development efforts and advertising projects commensurate with our expanding sales force.
Professional fees increased $444,000, or 9.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in recruiting expense and a general increase in other professional consulting services for various projects.
Income Taxes
    Income tax expense was $10.1 million for the year ended December 31, 2023, compared to $11.4 million for the year ended December 31, 2022. The income tax expense included a $1.2 million and $635,000 net benefit from tax credit investments in 2023 and 2022, respectively. The effective tax rate for the year ended December 31, 2023 was 21.5% compared to 21.8% for the year ended December 31, 2022. Management completed its analysis of the Wisconsin State Budget 2023, which included language that provides an exemption for state tax on certain loan income for loans to Wisconsin small businesses. Management estimates this law will eliminate the Bank’s Wisconsin state income tax in 2023 and the foreseeable future. This conclusion results in a 2023 state income tax benefit of $2.8 million offset by a one-time $2.8 million charge to state income tax expense to recognize a valuation allowance on deferred state income taxes. Based on expected earnings, reduction in state tax, and future tax credit investments, the Corporation expects to report an effective tax rate between 18% and 19% for 2024.
FINANCIAL CONDITION
General
    Total assets increased by $531.2 million, or 17.8%, to $3.508 billion as of December 31, 2023 compared to $2.977 billion at December 31, 2022. The increase in total assets was primarily driven by an increase in loans and leases receivable, cash and cash equivalents, securities, and other assets. Total liabilities increased by $502.3 million, or 18.5%, to $3.218 billion as of December 31, 2023 compared to $2.716 billion at December 31, 2022. The increase in total liabilities was principally due to an increase in deposits.
Cash and cash equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Short-term investments increased by $30.3 million to $107.2 million at December 31, 2023 from $76.9 million at December 31, 2022. Both short-term investments and cash and due from banks increased during 2023. Short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank (“FRB”). We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our on-balance sheet liquidity program. As of December 31, 2023 and 2022, interest-bearing deposits held at the FRB were $76.5 million and $47.0 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.
Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $80.9 million to $305.5 million at December 31, 2023 from $224.7 million at December 31, 2022. As of December 31, 2023 and 2022, our total securities portfolio had a weighted average estimated remaining maturity of approximately 5.6 years and 6.3 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as all of the securities we hold are guaranteed by the United States Treasury, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.
    The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2023, we recognized unrealized holding gains of $5.6 million before income taxes through other comprehensive income. These gains were the result of an increase in interest rates. No securities within our portfolio were deemed to require an allowance for credit losses as of December 31, 2023. We sold approximately $5.1 million of securities during the year ended December 31, 2023 to proactively manage our securities portfolio and meet our long-term investment objectives. As of December 31, 2023 no securities were classified as trading securities. At December 31, 2023, $45.4 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

    The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasuries	$14,158	$13,776	$4,977	$4,445
U.S. government agency securities - government-sponsored enterprises	27,986	27,566	13,666	13,205
Municipal securities	40,407	35,881	45,088	39,311
Residential mortgage-backed securities - government issued	69,441	68,056	21,790	19,431
Residential mortgage-backed securities - government-sponsored enterprises	131,321	120,833	119,265	106,323
Commercial mortgage-backed securities - government issued	2,995	2,525	3,450	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	32,774	28,369	31,515	26,377
	$319,082	$297,006	$239,751	$212,024

	As of December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,210	$4,173	$7,467	$7,404
Residential mortgage-backed securities - government issued	1,211	1,135	1,625	1,518
Residential mortgage-backed securities - government-sponsored issued	1,078	1,025	1,537	1,444
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	1,922	2,006	1,904
	$8,503	$8,255	$12,635	$12,270
    U.S. Treasuries represent treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2023, no issuer's securities exceeded 10% of our total stockholders' equity.
    The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2023, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. treasuries	$9,182	5.19%	$4,594	1.00%	$—	—%	$—	—%	$13,776
U.S. government agency securities - government-sponsored enterprises	13,387	4.12	6,060	2.76	1,345	6.19	6,774	6.04	27,566
Municipal securities	—	—	6,992	1.42	10,570	1.86	18,319	2.05	35,881
	22,569		17,646		11,915		25,093		77,223
Residential mortgage-backed securities									188,889
Commercial mortgage-backed securities									30,894
	$22,569		$17,646		$11,915		$25,093		$297,006

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	$1,060	2.40%	$3,150	2.76%	$—	—%	$—	—%	$4,210
	1,060		3,150		—		—		4,210
Residential mortgage-backed securities									2,289
Commercial mortgage-backed securities									2,004
	$1,060		$3,150		$—		$—		$8,503

Derivatives
The Board-approved Bank policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps. The Bank utilizes, from time to time, derivative instruments in the course of its asset/liability management. The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets.
As of December 31, 2023, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $939.2 million, compared to $744.2 million as of December 31, 2022. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and July 2040. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2023, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative liability and asset of $51.1 million and $7.9 million, respectively, compared to a derivative liability and asset of $61.4 million and $1.0 million, respectively, as of December 31, 2022. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and July 2040. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $43.2 million as of December 31, 2023, compared to a net derivative asset of $60.4 million as of December 31, 2022. The gross amount of dealer counterparty swaps as of December 31, 2023, without regard to the enforceable master netting agreement, was a gross derivative asset and liability of $51.1 million and $7.9 million, respectively, compared to a gross derivative asset and liability of $61.4 million and $1.0 million, respectively, as of December 31, 2022.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2023, the aggregate notional value of interest rate swaps designated as cash flow hedges was $402.7 million. These interest rate swaps mature between December 2023 and March 2034. A pre-tax unrealized loss of $3.5 million was recognized in other comprehensive income for the year ended December 31, 2023, while a pre-tax unrealized gain of $8.5 million and $3.6 million were recognized in other comprehensive income for the years ended December 31, 2022 and 2021, respectively, and there were no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed-rate securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2023, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $22,000 and $602,000 was recognized in other comprehensive income for the year ended December 31, 2023 and 2022, respectively, and there was no ineffective portion of these hedges. No pre-tax unrealized gain or loss was recognized in other comprehensive income for the year ended December 31, 2021.
For further information and discussion of our derivatives, see Note 17 — Derivative Financial Instruments of the Consolidated Financial Statements.
Loans and Leases Receivable
    Loans and leases receivable, net of allowance for credit losses, increased by $400.2 million, or 16.5%, to $2.819 billion at December 31, 2023 from $2.419 billion at December 31, 2022.
    There continues to be a concentration in CRE loans which represented 59.6% and 63.1% of our total loans, as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, approximately 15.1% of the CRE loans were owner-occupied CRE, compared to 17.4% as of December 31, 2022. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
    Our C&I portfolio increased $252.5 million, or 29.6%, to $1.106 billion at December 31, 2023 from $853.3 million at December 31, 2022. The Corporation experienced significant C&I loan growth in 2023, due to growth across products and geographies. Management believes the investment in the Corporation’s C&I product lines has positioned the Corporation for strong and sustainable growth in 2024 and beyond.
We continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and private wealth management relationships which generate additional fee revenue. Underwriting of new credit is primarily through approval from a serial sign-off or committee process and is a key component of our operating philosophy. Business development officers have no individual lending authority limits, and thus, a significant portion of our new credit extensions require approval from a loan approval committee regardless of the type of loan or lease, or the related complexities of each proposal. To monitor the ongoing credit quality of our loans and leases, each credit is evaluated for proper risk rating using a nine grade risk rating system at the time of origination, subsequent renewal, evaluation of updated financial information from our borrowers, or as other circumstances dictate.
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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2023		2022
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$256,479	9.0%	$268,354	11.0%
Commercial real estate — non-owner occupied	773,494	27.1	687,091	28.1
Construction	193,080	6.8	218,751	9.0
Multi-family	450,529	15.8	350,026	14.3
1-4 family	26,289	0.9	17,728	0.7
Total commercial real estate	1,699,871	59.6	1,541,950	63.1
Commercial and industrial	1,105,835	38.8	853,327	34.9
Consumer and other	44,312	1.6	47,938	2.0
Total gross loans and leases receivable	2,850,018	100.0%	2,443,215	100.0%
Less:
Allowance for credit losses	31,275		24,230
Deferred loan fees and costs, net	(243)		149
Loans and leases receivable, net	$2,818,986		$2,418,836

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of December 31, 2023:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	4%	27%	18%	17%	34%	100%
Commercial real estate — non-owner occupied	75% (1)	1%	10%	2%	12%	100%
Commercial and industrial	4%	26%	21%	12%	37%	100%
(1) Includes approximately $252.9 million of office real estate, or 10% of gross loans.
See Asset Quality for further discussion of industry-specific risks.

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2023.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$20,274	$137,966	$98,239	$256,479	$191,383	$44,822
Non-owner occupied	96,300	364,249	312,945	773,494	325,712	351,483
Construction	48,652	77,203	67,225	193,080	22,604	121,825
Multi-family	25,669	162,554	262,306	450,529	102,604	322,256
1-4 family	1,140	11,514	13,635	26,289	18,708	6,440
Commercial and industrial	306,864	665,954	133,017	1,105,835	241,606	557,364
Consumer and other	9,992	33,886	434	44,312	28,452	5,868
	$508,891	$1,453,326	$887,801	$2,850,018	$931,069	$1,410,058

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
    The repayment of commercial real estate loans generally is dependent on sufficient income from the occupants of properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of nonperforming loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.
    Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $1.106 billion of C&I loans outstanding as of December 31, 2023, $464.3 million were conventional C&I loans and $728.0 million were originated by the FBSF subsidiary. FBSF products consists of equipment financing, asset-based lending, accounts receivable financing, and floorplan financing.
    Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.

Asset Quality
    Non-performing loans and leases increased $16.9 million, or 462.9%, to $20.6 million at December 31, 2023 compared to $3.7 million at December 31, 2022. Our total non-performing assets consisted of the following:

	As of December 31,
	2023	2022
	(Dollars in Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate – owner occupied	$—	$—
Commercial real estate – non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	22	30
Total non-performing commercial real estate	22	30
Commercial and industrial	20,575	3,629
Consumer and other	—	—
Total non-accrual loans and leases	20,597	3,659
Repossessed assets, net	247	95
Total non-performing assets	$20,844	$3,754

Total non-performing loans and leases to gross loans and leases	0.72%	0.15%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.73%	0.15%
Total non-performing assets to total assets	0.59%	0.13%
Allowance for credit losses to gross loans and leases	1.16%	0.99%
Allowance for credit losses to non-performing loans and leases	160.21%	662.20%
    As noted in the table above, non-performing assets consisted of non-performing loans and leases and repossessed assets totaling $20.8 million, or 0.59% of total assets, as of December 31, 2023, an increase in non-performing assets of $17.1 million, or 455.2%, from December 31, 2022. As of December 31, 2023 and 2022, our allowance for credit losses to total non-performing loans and leases was 160.21% and 662.20%, respectively. The increase in non-performing assets was primarily due to one fully-collateralized, $8.8 million ABL loan which defaulted in the second quarter 2023. Excluding the ABL loan, non-performing assets totaled $12.0 million, or 0.34% of total assets. The liquidation process has transitioned into Chapter 7 bankruptcy, likely delaying final resolution until the second half of 2024. The Corporation’s ABL loans are rigorously underwritten and fully collateralized, historically resulting in no losses in the event of a default. Another driver in non-performing assets, is an increase in defaults in Equipment Finance driven by transportation and logistics borrowers, which management believes is consistent with the cyclical nature of this industry.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets increased to 0.59% at December 31, 2023 from 0.13% at December 31, 2022. As of December 31, 2023, 99.20% of loans were current compared to 99.8% as of December 31, 2022. The decrease in current status is primarily driven by higher past-due Equipment Finance borrowers.
We reviewed loans and leases with exposure to certain industries:
•Transportation and Logistics, Equipment Finance - 2% of total loans - Management considered the following: 7% of Equipment Finance Transportation loans are rated Category IV and defaults from these borrowers are driving an increase in charge-offs and new reserves. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate
•Transportation and Logistics, other than Equipment Finance - 4% of total loans - Management considered the following: Less than 1% of the Transportation loans outside of Equipment Finance are rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.

•Office, Commercial Real Estate - 10% of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates, a majority of the loan maturity dates are beyond 2031 with the borrower paying a fixed rate, either directly or through an interest rate swap, and there are no non-performing loans in the portfolio. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.
•Multifamily, Commercial Real Estate - 16% of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates, a majority of the loan maturity dates are beyond 2029 with the borrower paying a fixed rate, either directly or through an interest rate swap, and there are no non-performing loans in the portfolio. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.
We also monitor asset quality through our established categories as defined in Note 4 – Loans, Leases Receivable, and Allowance for Credit Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We are proactively working with our non-performing loan borrowers to find meaningful solutions to difficult situations that are in the best interests of the Bank.
    Additional information about non-performing loans is as follows:

	As of December 31,
	2023	2022
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$9,691	$1,067
Individually evaluated loans and leases with specific reserves required	10,906	2,592
Total individually evaluated loans and leases	20,597	3,659
Less: Specific reserve (included in allowance for credit losses)	5,990	1,650
Net non-performing loans and leases	$14,607	$2,009
Average non-performing loans and leases	$10,450	$4,899

	For the years ended December 31,
	2023	2022
	(In Thousands)
Foregone interest income attributable to non-performing loans and leases	$1,431	$400
Less: Interest income recognized on non-performing loans and leases	266	1,436
Net foregone interest income on non-performing loans and leases	$1,165	$(1,036)
    Loans and leases with no specific reserves represent non-performing loans where the collateral, less cost to sell, equals or exceeds the net realizable value of the loan. As part of the underwriting process, as well as our ongoing monitoring efforts, we evaluate sufficiency of collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-performing loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-performing loans and leases ratio as compared to our peers or industry expectations.
In 2023, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered non-performing and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Allowance for Credit Losses
     The allowance for credit losses (“ACL”) increased $7.0 million, or 29.1%, to $31.3 million as of December 31, 2023 from $24.2 million as of December 31, 2022. A summary of the activity in the ACL, inclusive of reserves for unfunded credit commitments, follows:

	Year Ended December 31,
	2023	2022
	(Dollars in Thousands)
Allowance at beginning of period	$24,230	$24,336
Impact of adoption of ASC 326	1,818	—
Charge-offs:
Commercial real estate
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(1,781)	(909)
Consumer and other	—	(70)
Total charge-offs	(1,781)	(979)
Recoveries:
Commercial real estate
Commercial real estate — owner occupied	8	4,260
Commercial real estate — non-owner occupied	1	2
Construction	—	—
Multi-family	—	—
1-4 family	40	—
Commercial and industrial	479	437
Consumer and other	20	42
Total recoveries	548	4,741
Net charge-offs	(1,233)	3,762
Provision for credit losses	8,182	(3,868)
Allowance at end of period	$32,997	$24,230
Net charge-offs as a percent of average gross loans and leases	0.05%	(0.16)%
During the first quarter of 2023, the Corporation adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023, resulting in a $484,000 increase to the ACL and a $1.3 million increase to the unfunded credit commitments reserve. In addition to the adoption of ASU 2016-13, the increase in ACL as a percent of gross loans and leases was principally due to increase in specific reserves and changes to quantitative and qualitative model factors.
During the year ended December 31, 2023, the Corporation recorded net charge-offs on non-performing loans and leases of approximately $1.2 million, which included $1.8 million of charge-offs and $548,000 of recoveries. During the year ended December 31, 2022, we recorded net recoveries on non-performing loans and leases of approximately $3.8 million, which included $979,000 of charge-offs and $4.7 million of recoveries.
The Corporation recognized $8.2 million provision expense for the year ended December 31, 2023, compared to $3.9 million provision benefit for the year ended December 31, 2022. The provision expense for the year ended December 31, 2023 was primarily due to a $4.3 million increase in the specific reserves on individually evaluated loans and a $3.7 million increase in the general reserve due to loan growth. These increases were partially offset by a $1.5 million reduction in the general reserve from improving historical loss rates.
The increase in ACL was primarily driven by loan growth and net increase in specific reserves on loans in Equipment Finance and SBA within the Commercial and Industrial portfolio. Equipment Finance had higher defaults from borrowers in the transportation and logistics industry which management believes is consistent with the cyclical nature of this industry. Given current economic conditions, the Corporation expects continued stress within this group of borrowers in 2024.
    As a result of our review process, we have concluded an appropriate ACL for the loan and lease portfolio is $33.0 million, or 1.16% of gross loans and leases, at December 31, 2023. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion.
    The table below shows our allocation of the allowance for loan losses by loan portfolio segments. The allocation of the allowance by segment is management’s best estimate of the inherent risk in the respective loan portfolio as described in Allowance for Credit Losses in the Critical Accounting Policies and Estimates section. Despite the specific allocation noted in the table below, the entire allowance is available to cover any loss.

	As of December 31,
	2023		2022
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease portfolios:
Commercial real estate	$12,170	0.72%	$12,560	0.81%
Commercial and industrial	18,710	1.69	11,128	1.30
Consumer and other	395	0.89	542	1.13
Total allowance for loan losses	$31,275	1.10%	$24,230	0.99%
Reserve for unfunded credit commitments (b)	$1,722		$—
Total allowance for credit losses	$32,997	1.16%	$24,230	0.99%
(a)Allowance for credit losses category as a percentage of total loans by category.
(b)Not required prior to adoption of ASC 326 on January 1, 2023
    The change in ACL as a percentage of gross loans and leases for the portfolios was due to additional specific reserves in Commercial and industrial and change in quantitative factors in all portfolios in the adoption of ASC 326. Although we believe the ACL was appropriate based on the current level of loan and lease delinquencies, non-accrual loans and leases, trends in charge-offs, economic conditions, and other factors as of December 31, 2023, there can be no assurance that future adjustments to the allowance will not be necessary.

Deposits
    As of December 31, 2023, deposits increased by $628.6 million to $2.797 billion from $2.168 billion at December 31, 2022. The increase in deposits was primarily due to increases in wholesale deposits and transaction accounts of $255.5 million and $227.0 million, respectively. The large increase in wholesale deposits is primarily driven by a shift from FHLB advances to wholesale deposits to manage interest rate risk and liquidity by utilizing the most efficient and cost-effective source of wholesale funds to match-fund our fixed-rate loan portfolio. In addition, certificates of deposit and money market accounts increased by $133.4 million and $12.7 million, respectively. Both transaction and money market accounts increased due to the successful execution of client deposits initiatives and change in client preferences. Additionally, certificate of deposit accounts saw an increase primarily due to a change in client interest rate expectations.

    The following table presents the composition of the Bank’s consolidated deposits.

	As of December 31,
	2023		2022
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$445,376	15.9%	$537,107	24.8%
Interest-bearing transaction accounts	895,319	32.0	576,601	26.6
Money market accounts	711,245	25.4	698,505	32.2
Certificates of deposit	287,131	10.3	153,757	7.1
Wholesale deposits	457,708	16.4	202,236	9.3
Total deposits	$2,796,779	100.0%	$2,168,206	100.0%

Uninsured deposits	994,687		967,465
Less: uninsured deposits collateralized by pledged assets	17,051		14,326
Total uninsured, net of collateralized deposits	$977,636	35.0%	$953,139	44.0%
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
    We measure the success of in-market deposit gathering efforts based on the average balances of our deposit accounts rather than ending balances due to the volatility of some of our larger relationships. Average in-market deposits for the year ended December 31, 2023 were approximately $2.098 billion, or 75.0% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average in-market deposits of $1.929 billion, or 80.6% of total bank funding, for 2022. Refer to Note 9 - Deposits in the Consolidated Financial Statements for additional information regarding our deposit composition.
    The following table sets forth the amount and maturities of the Bank’s certificates of deposit and term wholesale deposits at December 31, 2023.

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$712	$—	$233	$408	$1,353
1.00% to 1.99%	—	176	2,084	—	2,260
2.00% to 2.99%	2,332	—	5,195	2,552	10,079
3.00% to 3.99%	10,185	2,507	484	39,103	52,279
4.00% to 4.99%	110,400	17,120	13,181	116,131	256,832
5.00% and greater	317,805	21,005	33,226	—	372,036
	$441,434	$40,808	$54,403	$158,194	$694,839
    At December 31, 2023, time deposits included $120.2 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $87.7 million are scheduled to mature in three months or less, $5.5 million in greater than three through six months, $24.5 million in greater than six through twelve months and $2.5 million in greater than twelve months.

    Of the total time deposits outstanding as of December 31, 2023, $536.6 million are scheduled to mature in 2024, $19.1 million in 2025, $50.4 million in 2026, $73.8 million in 2027, and $12.8 million in 2028. As of December 31, 2023, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.
Borrowings
    We had total borrowings of $330.9 million as of December 31, 2023, a decrease of $125.9 million, or 27.6%, from $456.8 million at December 31, 2022. The Bank utilized more wholesale deposits in lieu of FHLB advances to manage interest rate risk and liquidity by utilizing the most efficient and cost-effective source of wholesale funds to match-fund our fixed-rate loan portfolio. Total wholesale funding as a percentage of total bank funding was 25.2% as of December 31, 2023 compared to 25.1% as of December 31, 2022. Total bank funding is defined as total deposits plus FHLB advances.
As of December 31, 2023, the Corporation had $20,000 of other borrowings, which consisted of sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting. As of December 31, 2022, the Corporation had other borrowings of $6.1 million which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting.
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

	December 31, 2023			December 31, 2022
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$3	5.37%	$—	$14	7.42%
FHLB advances	281,500	351,990	2.52	416,380	414,191	1.70
Line of credit	—	38	7.26	—	85	2.78
Other borrowings	20	600	8.33	6,088	8,624	5.23
Subordinated notes payable	49,396	38,250	5.16	34,340	35,095	5.06
Junior subordinated notes(1)	—	—	—	—	2,429	20.75
	$330,916	$390,881	2.79	$456,808	$460,438	2.12
(1)     Weighted average rate of junior subordinated notes reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.

A summary of annual maturities of borrowings at December 31, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$120,520
2025	48,000
2026	65,000
2027	28,000
2028	—
Thereafter	69,396
$330,916
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
Refer to Note 10 – FHLB Advances, Other Borrowings and Subordinated Notes and Debentures in the Consolidated Financial Statements for additional information on the terms of Corporation’s current debt instruments.

Stockholders’ Equity
    As of December 31, 2023, stockholders’ equity was $289.6 million, or 8.26% of total assets, compared to stockholders’ equity of $260.6 million, or 8.76% of total assets, as of December 31, 2022. Stockholders’ equity increased by $28.9 million during the year ended December 31, 2023 attributable to net income of $37.0 million for the year ended December 31, 2023, partially offset by preferred and common stock dividend declarations of $875,000 and $7.6 million, respectively, and stock repurchases of $2.0 million of the $5.0 million authorized under the repurchase program discussed below.
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
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the year ended December 31, 2023, the Corporation paid $875,000 in preferred cash dividends. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.
On January 27, 2023, the Board of Directors of the Corporation approved a share repurchase program. The program authorized the repurchase by the Corporation of up to $5 million of its total outstanding shares of common stock over a period of approximately twelve months, ending January 31, 2024. As of December 31, 2023, the Corporation had repurchased a total of 65,112 shares for approximately $2.0 million at an average cost of $30.72 per share. At this time, the Corporation does not expect to adopt a new plan to replace the recently expired plan due to strong balance sheet growth.
    Under the recently expired share repurchase program, authorized the repurchase of shares from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.

LIQUIDITY AND CAPITAL RESOURCES
     The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2023 were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. During 2023 and 2022, FBB declared and paid dividends totaling $12.1 million and $2.0 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2023, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
    We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2023 and 2022, our readily accessible liquidity was $734.4 million and $449.6 million, respectively. At December 31, 2023 and 2022, the Bank had $106.8 million and $76.5 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, pay down FHLB advances, allow run off of maturing wholesale certificates of deposit or to invest in securities to maintain adequate liquidity at an improved margin.
    We had $739.2 million of outstanding wholesale funds at December 31, 2023, compared to $618.6 million of wholesale funds as of December 31, 2022, which represented 24.0% and 23.9%, respectively, of period end total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising in-market deposits while utilizing wholesale funds to match-fund our loan portfolio and mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of in-market deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing less desirable deposit relationships. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.
     Period-end in-market deposits increased $373.1 million, or 19.0%, to $2.339 billion at December 31, 2023 from $1.966 billion at December 31, 2022 as in-market deposit balances increased due to successful business development efforts, partially offset by deposit movement from money market accounts to, alternative investment options, and clients funding their normal course of business. Our in-market relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if in-market deposit balances decline. In order to provide for ongoing liquidity and funding, substantially all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other in-market deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2023.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2023. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily available liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2023, the available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Corporation maintains a shelf registration with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.
    The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.
    During the year ended December 31, 2023, operating activities resulted in a net cash inflow of $52.3 million driven by net income of $37.0 million. Net cash used in investing activities for the year ended December 31, 2023 was $506.8 million which consisted of $408.6 million in cash outflows to fund net loan growth and $75.7 million in net cash outflows to purchase available-for-sale securities. Net cash provided by financing activities for the year ended December 31, 2023 was $491.4 million. Financing cash flows included a $628.6 million net increase in deposits and a $134.9 million net increase in FHLB advances, partially offset by cash dividends paid of $7.6 million, and share repurchases of $3.0 million, respectively.
    Refer to Note 12 - Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2023 and 2022.

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
    Allowance for Credit Losses. Management believes the determination of the ACL involves a high degree of judgment and complexity than its other significant accounting policies. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. The ACL represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates.

One of the most significant judgments impacting the ACL estimate is the economic forecast for United States national unemployment and United States national GDP. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next.
Loans that no longer conform to the risk characteristics of any pool are evaluated individually. This includes all non-performing loans and may also include other loans that management identifies as non-conforming. Reserves on individually-evaluated loans are estimated based on one or a combination of estimates of fair value of the underlying collateral less cost to sell, seniority of the Bank’s claim, and borrower repayment forecasts. For loans and leases less than $1,000,000 in the Equipment Finance pool, the recovery value is based on historical experience rather than specific asset appraisals.

Management also evaluates debt securities for credit losses when a default or decline in fair value is identified.
See Note 1 – Nature of Operations and Summary of Significant Accounting Policies, Note 3 Securities, and Note 4 – Loans, Leases Receivable, and Allowance for Credit Losses in the Consolidated Financial Statements for further discussion of the ACL.
    We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets, and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the ACL was appropriate as of December 31, 2023 based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary.
    Goodwill Impairment Assessment.  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test as of July 1, 2023, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur. See Note 1 – Nature of Operations and Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 7 – Goodwill and Intangible Assets in the Consolidated Financial Statements for a detailed discussion of the factors considered by management in the assessment.
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
The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months.

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2023	2022
Down 300	(0.20)%	(9.90)%
Down 200	1.54	(0.88)
Down 100	1.92	0.79
No Change	—	—
Up 100	2.11	2.26
Up 200	2.24	4.48
Up 300	2.36	6.65
We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and, to a lesser extent, wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Currently, we do not employ any derivatives to assist in managing our interest rate risk exposure; however, management has the authorization, as permitted within applicable approved policies, and ability to utilize such instruments should they be appropriate to manage interest rate exposure. We maintained our historically neutral balance sheet throughout 2023 and believe we ended the year appropriately positioned.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$32,348	$25,811
Short-term investments	107,162	76,871
Cash and cash equivalents	139,510	102,682
Securities available-for-sale, at fair value	297,006	212,024
Securities held-to-maturity, at amortized cost	8,503	12,635
Loans held for sale	4,589	2,632
Loans and leases receivable, net of allowance for credit losses of $31,275 and $24,230, respectively	2,818,986	2,418,836
Premises and equipment, net	6,190	4,340
Repossessed assets	247	95
Right-of-use assets, net	6,559	7,690
Bank-owned life insurance	55,536	54,018
Federal Home Loan Bank stock, at cost	12,042	17,812
Goodwill and other intangible assets	12,023	12,159
Derivatives	55,597	68,581
Accrued interest receivable and other assets	91,058	63,107
Total assets	$3,507,846	$2,976,611
Liabilities and Stockholders’ Equity
Deposits	$2,796,779	$2,168,206
Federal Home Loan Bank advances and other borrowings	330,916	456,808
Lease liabilities	8,954	10,175
Derivatives	51,949	61,419
Accrued interest payable and other liabilities	29,660	19,363
Total liabilities	3,218,258	2,715,971
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at December 31, 2023 and 2022, respectively	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,418,463 and 9,371,078 shares issued, 8,314,778 and 8,362,085 shares outstanding at December 31, 2023 and 2022, respectively	95	94
Additional paid-in capital	90,616	87,512
Retained earnings	230,728	203,507
Accumulated other comprehensive loss	(13,717)	(15,310)
Treasury stock, 1,103,685 and 1,008,993 shares at December 31, 2023 and 2022, respectively, at cost	(30,126)	(27,155)
Total stockholders’ equity	289,588	260,640
Total liabilities and stockholders’ equity	$3,507,846	$2,976,611
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands, Except Share Data)
Interest income
Loans and leases	$182,650	$115,368	$91,844
Securities	8,203	4,472	3,410
Short-term investments	4,075	1,531	741
Total interest income	194,928	121,371	95,995
Interest expense
Deposits	71,418	13,178	3,553
Federal Home Loan Bank advances and other borrowings	10,922	9,267	6,667
Junior subordinated notes	—	504	1,113
Total interest expense	82,340	22,949	11,333
Net interest income	112,588	98,422	84,662
Provision for credit losses	8,182	(3,868)	(5,803)
Net interest income after provision for credit losses	104,406	102,290	90,465
Non-interest income
Private wealth management service fees	11,425	10,881	10,784
Gain on sale of Small Business Administration loans	2,055	2,537	4,044
Service charges on deposits	3,131	3,849	3,837
Loan fees	3,363	3,010	2,506
Bank-owned life insurance income	1,494	2,227	1,413
Net (loss) gain on sale of securities	(45)	—	29
Swap fees	2,964	1,793	1,368
Other non-interest income	6,921	5,131	4,119
Total non-interest income	31,308	29,428	28,100
Non-interest expense
Compensation	61,059	57,742	51,710
Occupancy	2,381	2,358	2,180
Professional fees	5,325	4,881	3,736
Data processing	3,826	3,197	3,087
Marketing	2,889	2,354	2,022
Equipment	1,340	1,091	990
Computer software	4,985	4,416	4,260
FDIC insurance	2,238	1,042	1,143
Other non-interest expense	4,532	2,393	2,407
Total non-interest expense	88,575	79,474	71,535
Income before income tax expense	47,139	52,244	47,030
Income tax expense	10,112	11,386	11,275
Net income	$37,027	$40,858	$35,755
Preferred stock dividend	875	683	—
Income available to common shareholders	$36,152	$40,175	$35,755
Earnings per common share:
Basic	$4.33	$4.75	$4.17
Diluted	4.33	4.75	4.17
Dividends declared per share	0.91	0.79	0.72
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Net income	$37,027	$40,858	$35,755
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	5,606	(27,730)	(4,312)
Reclassification adjustment for net losses (gains) realized in net income	45	—	(29)
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	4	14	26
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(3,514)	9,102	3,610
Income tax (expense) benefit	(548)	4,761	181
Total other comprehensive income (loss)	1,593	(13,853)	(524)
Comprehensive income	$38,620	$27,005	$35,231
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2021	8,566,960	$—	$92	$83,125	$140,431	$(933)	$(16,553)	$206,162
Net income	—	—	—	—	35,755	—	—	35,755
Other comprehensive loss	—	—	—	—	—	(524)	—	(524)
Share-based compensation - restricted shares and employee stock purchase plan	85,370	—	1	2,512	—	—	—	2,513
Issuance of common stock under the employee stock purchase plan	6,531	—	—	160	—	—	—	160
Cash dividends ($0.72 per share)	—	—	—	—	(6,166)	—	—	(6,166)
Treasury stock purchased	(201,297)	—	—	—	—	—	(5,478)	(5,478)
Balance at December 31, 2021	8,457,564	—	93	85,797	170,020	(1,457)	(22,031)	232,422
Net income	—	—	—	—	40,858	—	—	40,858
Other comprehensive loss	—	—	—	—	—	(13,853)	—	(13,853)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	75,564	—	1	2,583	—	—	—	2,584
Issuance of common stock under the employee stock purchase plan	4,535	—	—	134	—	—	—	134
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Preferred stock dividends	—	—	—	—	(683)	—	—	(683)
Cash dividends ($0.79 per share)	—	—	—	—	(6,688)	—	—	(6,688)
Treasury stock purchased	(175,578)	—	—	—	—	—	(6,126)	(6,126)
Balance at December 31, 2022	8,362,085	11,992	94	87,512	203,507	(15,310)	(27,155)	260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	37,027	—	—	37,027
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Share-based compensation - restricted shares and employee stock purchase plan	43,057	—	1	2,976	—	—	—	2,977
Issuance of common stock under the employee stock purchase plan	4,328	—	—	128	—	—	—	128
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($0.91 per share)	—	—	—	—	(7,578)	—	—	(7,578)
Treasury stock purchased	(94,692)	—	—		—	—	(2,971)	(2,971)
Balance at December 31, 2023	8,314,778	$11,992	$95	$90,616	$230,728	$(13,717)	$(30,126)	$289,588

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Operating activities
Net income	$37,027	$40,858	$35,755
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	2,120	(775)	1,223
Tax credit investments recovery	—	(351)	—
Provision for credit losses	8,182	(3,868)	(5,803)
Depreciation, amortization and accretion, net	3,636	4,066	3,554
Share-based compensation	2,977	2,584	2,513
Net loss on disposal of fixed assets	73	—	78
Amortization of tax credit investments	4,053	1,035	—
Bank-owned life insurance policy income	(1,494)	(2,227)	(1,413)
Origination of loans for sale	(149,669)	(124,915)	(99,266)
Sale of loans originated for sale	149,767	128,391	108,435
Gain on sale of loans originated for sale	(2,055)	(2,537)	(4,044)
Net loss (gain) on repossessed assets	13	(429)	15
Return on investment in limited partnerships	4,922	721	371
Excess tax benefit from share-based compensation	194	264	48
Net payments on operating lease liabilities	(1,425)	(1,470)	(1,431)
Net increase in accrued interest receivable and other assets	(21,497)	(7,728)	(6,774)
Net increase in accrued interest payable and other liabilities	15,468	5,026	2,731
Net cash provided by operating activities	52,292	38,645	35,992
Investing activities
Proceeds from maturities, redemptions and paydowns of available-for-sale securities	22,114	40,835	51,166
Proceeds from maturities, redemptions and paydowns of held-to-maturity securities	4,115	7,080	6,586
Proceeds from sale of available-for-sale securities	5,085	—	14,955
Purchases of available-for-sale securities	(106,967)	(75,740)	(93,019)
Proceeds from sale of repossessed assets	25	71	—
Net increase in loans and leases	(408,618)	(199,467)	(86,660)
Investments in limited partnerships	(1,413)	(1,508)	(1,059)
Returns of investments in limited partnerships	7	17	32
Investment in tax credit investments	(24,160)	(11,454)	(2,964)
Distribution from tax credit investments	101	474	57
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock	(32,069)	(45,660)	(7,439)
Proceeds from the sale of Federal Home Loan Bank Stock	37,839	41,184	7,680
Purchases of leasehold improvements and equipment, net	(2,884)	(3,223)	(391)
Proceeds from sale of leasehold improvements and equipment, net	—	—	44
Premium payment on bank owned life insurance policies	(24)	(50)	—
Proceeds from bank owned life insurance claim	—	1,859	—
Proceeds from redemption of Trust II stock	—	315	—
Net cash used in investing activities	(506,849)	(245,267)	(111,012)
Financing activities
Net increase in deposits	628,573	210,283	102,407
Repayment of Federal Home Loan Bank advances	(1,698,730)	(2,374,849)	(814,000)
Proceeds from Federal Home Loan Bank advances	1,563,851	2,422,429	788,300
Proceeds from issuance of subordinated notes payable	15,000	20,000	—
Repayment of subordinated notes payable	—	(9,090)	—
Repayment of junior subordinated debt	—	(10,076)	—
Net (decrease) increase in long-term borrowed funds	(6,013)	(5,132)	9,998
Cash dividends paid	(7,578)	(6,688)	(6,166)

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Preferred stock dividends paid	(875)	(683)	—
Proceeds from issuance of common stock under ESPP	128	134	160
Proceeds from issuance of preferred stock	—	11,992	—
Purchase of treasury stock	(2,971)	(6,126)	(5,478)
Net cash provided by financing activities	491,385	252,194	75,221
Net increase in cash and cash equivalents	36,828	45,572	201
Cash and cash equivalents at the beginning of the period	102,682	57,110	56,909
Cash and cash equivalents at the end of the period	$139,510	$102,682	$57,110
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$75,533	$20,110	$13,206
Net income taxes paid	7,456	8,038	14,519
Non-cash investing and financing activities:
Transfer of loans to repossessed assets	190	50	146
Lease liability in exchange for right-of-use-asset	—	6,265	316
See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations. The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers, and is also subject to state and federal regulations. As of December 31, 2023, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment LLC (“FBB Tax Credit”).
Basis of Presentation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes.
Subsequent Events. Subsequent events have been evaluated through the date of the issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.
Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses are included in the Consolidated Statements of Income as a component of non-interest income. Credit losses for securities are recorded as an allowance for credit losses through the provision for credit losses. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2023 or 2022.
Discounts and premiums on securities are accreted and amortized into interest income using the effective yield method over the estimated life (based on maturity date, call date, or weighted average life) of the related security.
Allowance for Credit Loss (“ACL”) - Available For Sale (“AFS”) Debt Securities. For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.
Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against allowance when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $1.3 million at December 31, 2023 and is excluded from the estimate of credit losses.
ACL - Held To Maturity (“HTM”) Debt Securities. Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $38,000 at December 31, 2023 and is excluded from the estimate of credit losses. The HTM securities portfolio includes residential mortgage backed securities (“MBS”) commercial MBS, and municipal securities. All residential and commercial MBS are U.S. government issued or U.S. government sponsored and substantially all municipal bonds are rated A or above.
Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statement of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There were $4.6 million and $2.6 million in loans held for sale outstanding at December 31, 2023 and 2022, respectively.
Loans and Leases. Loans and leases which management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance with adjustments for partial charge-offs, the allowance for credit losses, deferred fees or costs on originated loans and leases, and unamortized premiums or discounts on any purchased loans.
Occasionally, the Corporation modifies loans or leases to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-significant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit loss.
Interest on non-performing loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is considered non-performing and placed on non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or leases is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce the loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of a non-performing loan or lease is uncollectible, either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.
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
Loan and lease origination fees as well as certain direct origination costs are deferred and amortized as an adjustment to loan yields over the stated term of the loan. Loans or leases that result from a refinance or restructuring, other than modified loans or leases to borrowers in financial distress, where terms are at least as favorable to the Corporation as the terms for comparable loans to other borrowers with similar collection risks and result in an essentially new loan, are accounted for as a new loan. Any unamortized net fees, costs, or penalties are recognized when the new loan or lease is originated. Unamortized net loan or lease fees or costs for loans and leases that result from a refinance or restructure with only minor modifications to the original loan or lease contract are carried forward as a part of the net investment in the new loan. For modified loans or leases to borrowers in financial distress, all fees received in connection with a modification of terms are applied as a reduction of the loan or lease and any related costs, including direct loan origination costs, are charged to expense as incurred.
ACL - Loans. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amounts expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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
Accrued interest receivable on loans totaled $11.1 million at December 31, 2023 and is excluded from the estimate of credit losses.
ACL - Loans - Collectively Evaluated. The ACL is measured on a collective pool basis when similar risk characteristics exist. The Corporation has identified the following portfolio segments:
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
Consumer and other: Consumer loans consisted of marketable security loans and other personal loans for executives and high net-worth individuals. The Corporation uses a unique forecast model and subjective factors for this portfolio segment due to the client type and data availability.

Measures of the ACL are as follows:

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
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics

ACL - Loans - Individually Evaluated. Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. The Corporation has determined that all loans which have been placed on non-performing status and other performing loans that have been identified due to non-conforming characteristics will be individually evaluated. Individual analysis will evaluate the required specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.
ACL - Off-Balance Sheet Credit Exposures. The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The allowance for credit losses on off-balance sheet credit exposure is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Funding rates are based on a historical analysis of the Corporation’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.
Premises and Equipment, net. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life. Equipment is stated at cost less accumulated depreciation and amortization which is calculated by the straight-line method over the estimated useful lives of 3 to 10 years. Maintenance and repair costs are charged to expense as incurred. Improvements which extend the useful life are capitalized and depreciated over the remaining useful life of the assets.
Repossessed Assets. Property acquired by repossession, foreclosure, or by deed in lieu of foreclosure is recorded at the fair value of the underlying property, less costs to sell. This fair value becomes the new cost basis for the repossessed asset. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Any required or prudent costs incurred relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense.
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
Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $133.7 million and $133.8 million as of December 31, 2023 and 2022, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2023 and 2022, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2023 or 2022.
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
Income Taxes. Deferred income tax assets and liabilities are computed for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies, and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the realizable amount. In July 2023, the state of Wisconsin incorporated a Commercial loan interest exemption (2023 Wis. Act. 19 - Section 71.26(1)(i)) into its tax law. The exemption applies to the income of a financial institution including interest, fees ,and penalties, derived from a commercial loan of $5 million or less provided to borrowers residing or located in the state and used primarily for a business or agricultural purposes. The addition of the new state commercial income exclusion is expected to result in a taxable loss at the state level considering pre-tax book income and expected permanent adjustments to state income. This state taxable loss is expected to produce state net operating losses that will not be realizable in the future barring any further state tax law change, or a change in the Corporation’s mix of products. The Corporation also does not expect its deferred tax liabilities to be a substantial source of taxable income at the state level. The Corporation does not currently have a tax planning technique in process to generate Wisconsin taxable income to overcome the losses. Therefore, management recorded a valuation allowance against the Corporation’s Wisconsin deferred tax assets as of December 31, 2023.
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
Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2023, $45,000 of realized securities losses were recognized and reclassified out of accumulated other comprehensive loss. For the year ended December 31, 2022, no realized securities gains or losses were recognized.
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
Share-Based Compensation. The Corporation may grant restricted stock awards, restricted stock units, and other stock based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. The Corporation accounts for forfeitures as they occur. While restricted stock is subject to forfeiture, restricted stock award participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. Dividend equivalent units with respect to restricted stock grants made after January 2023 will be deferred and paid at the time of vesting. Restricted stock units do not have voting rights and are provided dividend equivalents. The restricted stock granted under the 2019 Equity Incentive Plan (the “Plan”) is typically subject to a three or four year vesting period. Compensation expense for restricted stock is recognized over the requisite service period of three or four years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
The Corporation issues a combination of performance-based restricted stock units and restricted stock awards to plan participants. Vesting of the performance-based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) prior to 2023 or Return on Average Common Equity (“ROACE”) for issuances after 2022, and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Compensation expense is recognized for performance-based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the metric will be adjusted if there is a change in the expectation of metric. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.
The Corporation offers an Employee Stock Purchase Plan (“ESPP”) to all qualifying employees. The plan qualifies as an ESPP under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may purchase a limited number of shares of the Corporation’s common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory plan for purposes of share-based compensation expense.

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments- Credit Losses (Topic 326),” which is often referred to as CECL. The ASU replaces the incurred loss impairment methodology for recognizing credit losses with a methodology that reflects all expected credit losses. Entities will apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” The ASU delays the effective date for the credit losses standard from January 1, 2020 to January 1, 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Corporation elected to defer adoption. The Corporation has established a cross-functional committee and has implemented a third-party software solution to assist with the adoption of the standard. During the fourth quarter of 2022 and first quarter of 2023, management had the model validated by a third party, performed a full parallel run, and finalized the methodology, processes and internal controls. Management’s model utilizes national GDP and unemployment as inputs to the reasonable and supportable forecast. On January 1,2023, the Corporation adopted ASC 326 using the modified retrospective method for all financial assets measuring at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Corporation recorded a net decrease to retained earnings of $1.4 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment to allowance for credit losses (“ACL”) includes $1.3 million related to off-balance sheet credit exposures and $484,000 related to loans.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Corporation adopted this standard in the fourth quarter 2022. The Corporation utilized available optional expedients to simplify accounting analyses for contract modifications and allow hedging relationships to continue without de-designation where there are qualifying changes in the critical terms. The adoption of this standard did not have a material effect on the Corporation’s operating results or financial condition.
In March 2022, the FASB issued ASU No. 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The Corporation adopted this standard in the first quarter 2023. The adoption did not have a material impact on the consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force).” The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This update is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of the standard.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update enhances the transparency and decision usefulness of income tax disclosures by providing better information regarding exposure to potential changes in jurisdictional tax legislation and related forecasting and cash flow opportunities. This update is effective for fiscal years beginning after December 15, 2024. We are currently assessing the impact of the standard.
In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This update is intended to improve the relevance and usefulness of financial information for investors and other users by incorporating certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. We are currently assessing the impact of the standard.
In November 2023 the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. We are currently assessing the impact of the standard.

Reclassifications. Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 – Cash and Cash Equivalents
Cash and due from banks was approximately $32.3 million and $25.8 million at December 31, 2023 and 2022, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. FRB balances were $106.8 million and $76.5 million at December 31, 2023 and 2022, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $107.2 million and $76.9 million at December 31, 2023 and 2022, respectively.

Note 3 – Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,158	$7	$(389)	$13,776
U.S. government agency securities - government-sponsored enterprises	27,986	35	(455)	27,566
Municipal securities	40,407	—	(4,526)	35,881
Residential mortgage-backed securities - government issued	69,441	1,000	(2,385)	68,056
Residential mortgage-backed securities - government-sponsored enterprises	131,321	281	(10,769)	120,833
Commercial mortgage-backed securities - government issued	2,995	—	(470)	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	32,774	65	(4,470)	28,369
	$319,082	$1,388	$(23,464)	$297,006

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,977	$—	$(532)	$4,445
U.S. government agency securities - government-sponsored enterprises	13,666	70	(531)	13,205
Municipal securities	45,088	90	(5,867)	39,311
Residential mortgage-backed securities - government issued	21,790	—	(2,359)	19,431
Residential mortgage-backed securities - government-sponsored enterprises	119,265	—	(12,942)	106,323
Commercial mortgage-backed securities - government issued	3,450	—	(518)	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	31,515	—	(5,138)	26,377
	$239,751	$160	$(27,887)	$212,024

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,210	$4	$(41)	$4,173
Residential mortgage-backed securities - government issued	1,211	—	(76)	1,135
Residential mortgage-backed securities - government-sponsored enterprises	1,078	—	(53)	1,025
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(82)	1,922
	$8,503	$4	$(252)	$8,255

	As of December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$7,467	$7	$(70)	$7,404
Residential mortgage-backed securities - government issued	1,625	—	(107)	1,518
Residential mortgage-backed securities - government-sponsored enterprises	1,537	—	(93)	1,444
Commercial mortgage-backed securities - government-sponsored enterprises	2,006	—	(102)	1,904
	$12,635	$7	$(372)	$12,270

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. There were 16 and seven sales of available-for-sale securities that occurred during the years ended December 31, 2023 and 2021, respectively. There were no sales of available-for-sale securities that occurred during the year ended December 31, 2022.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Gross gains	$68	$—	$92
Gross losses	(113)	—	(63)
Net (losses) gains on sale of available-for-sale securities	$(45)	$—	$29
Proceeds from sale of available-for-sale securities	$5,085	$—	$14,955
At December 31, 2023 and 2022, securities with a fair value of $45.4 million and $35.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at December 31, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$22,576	$22,569	$1,060	$1,057
Due in one year through five years	18,970	17,646	3,150	3,116
Due in five through ten years	12,653	11,915	—	—
Due in over ten years	28,352	25,093	—	—
	82,551	77,223	4,210	4,173
Residential mortgage-backed securities	200,762	188,889	2,289	2,160
Commercial mortgage-backed securities	35,769	30,894	2,004	1,922
	$319,082	$297,006	$8,503	$8,255
The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2023 and 2022.
The Corporation also has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security and delinquency status on contractual payments. For the years ended December 31, 2023 and 2022, management concluded that in all instances securities with fair value less than carrying value was due to market and other factors; thus no credit loss provision was required.
A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,595	$389	$4,595	$389
U.S. government agency securities - government-sponsored enterprises	13,370	30	3,076	425	16,446	455
Municipal securities	—	—	35,881	4,526	35,881	4,526
Residential mortgage-backed securities - government issued	13,178	160	13,819	2,225	26,997	2,385
Residential mortgage-backed securities - government-sponsored enterprises	19,925	285	78,086	10,484	98,011	10,769
Commercial mortgage-backed securities - government issued	—	—	2,525	470	2,525	470
Commercial mortgage-backed securities - government-sponsored enterprises	893	20	26,465	4,450	27,358	4,470
	$47,366	$495	$164,447	$22,969	$211,813	$23,464

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,446	$532	$4,446	$532
U.S. government agency obligations - government-sponsored enterprises	—	—	2,969	531	2,969	531
Municipal securities	26,759	3,132	10,133	2,735	36,892	5,867
Residential mortgage-backed securities - government issued	9,624	436	9,807	1,923	19,431	2,359
Residential mortgage-backed securities - government-sponsored enterprises	71,474	6,433	34,849	6,509	106,323	12,942
Commercial mortgage-backed securities - government issued	1,236	112	1,696	406	2,932	518
Commercial mortgage-backed securities - government-sponsored enterprises	7,758	984	18,619	4,154	26,377	5,138
	$116,851	$11,097	$82,519	$16,790	$199,370	$27,887

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2023 and 2022. At December 31, 2023, the Corporation held 29 held-to-maturity securities that were in an unrealized loss position, 24 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,424	$4	$2,234	$37	$3,658	$41
Residential mortgage-backed securities - government issued	—	—	1,135	76	1,135	76
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,025	53	1,025	53
Commercial mortgage backed securities - government-sponsored enterprises	—	—	1,922	82	1,922	82
	$1,424	$4	$6,316	$248	$7,740	$252

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$6,035	$52	$267	$18	$6,302	$70
Residential mortgage-backed securities - government issued	1,518	107	—	—	1,518	107
Residential mortgage-backed securities - government-sponsored enterprises	1,444	93	—	—	1,444	93
Commercial mortgage-backed securities - government-sponsored enterprises	1,904	102	—	—	1,904	102
	$10,901	$354	$267	$18	$11,168	$372

On January 1, 2023, the Corporation adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and December 31, 2023, the Corporation estimated the expected credit losses to be immaterial based on the composition of the securities portfolio.
Note 4 – Loans, Leases Receivable, and Allowance for Credit Losses

Loan and leases receivable consist of the following:

	December 31, 2023	December 31, 2022
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$256,479	$268,354
Commercial real estate — non-owner occupied	773,494	687,091
Construction	193,080	218,751
Multi-family	450,529	350,026
1-4 family	26,289	17,728
Total commercial real estate	1,699,871	1,541,950
Commercial and industrial	1,105,835	853,327
Consumer and other	44,312	47,938
Total gross loans and leases receivable	2,850,018	2,443,215
Less:
Allowance for loan losses	31,275	24,230
Deferred loan fees and costs, net	(243)	149
Loans and leases receivable, net	$2,818,986	$2,418,836
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the year ended December 31, 2023 and 2022 was $23.6 million and $29.9 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore, all of the loans transferred during the year ended December 31, 2023 and 2022 have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans at December 31, 2023 and 2022 was $84.2 million and $88.5 million, respectively.
The total principal amount of transferred participation interests in other, non-SBA originated loans during the year ended December 31, 2023 and 2022 was $120.0 million and $96.0 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at December 31, 2023 and 2022 was $279.5 million and $222.9 million, respectively. As of December 31, 2023 and 2022, the total amount of the Corporation’s partial ownership of these transferred loans on the Consolidated Balance Sheets was $367.4 million and $339.0 million, respectively. As of December 31, 2023 and 2022, the non-SBA originated participation portfolio contained no non-performing loans. The Corporation does not share in the participant’s portion of any potential charge-offs. There were no loans purchased on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
The following table presents loans and loan participations sold during the year by portfolio segment:

December 31, 2023	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Sales	$17,390	$—	$75,532	$11,382	$—	$39,290	$—	$143,594

December 31, 2022	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Sales	$—	$5,000	$58,586	$3,184	$—	$59,085	$—	$125,855
Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2023	December 31, 2022
	(In Thousands)
Balance at beginning of year	$224	$1,288
New loans	349	656
Repayments	(310)	(1,560)
Change due to status of executive officers and directors	—	(160)
Balance at end of year	$263	$224
The Corporation’s net investment in direct financing leases consists of the following:

	December 31, 2023	December 31, 2022
	(In Thousands)
Minimum lease payments receivable	$9,660	$10,673
Estimated unguaranteed residual values in leased property	1,468	2,776
Unearned lease and residual income	(1,362)	(1,300)
Investment in commercial direct financing leases	$9,766	$12,149
The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2024	$3,268
2025	2,425
2026	1,788
2027	1,301
2028	626
Thereafter	252
$9,660
The following tables illustrate ending balances of the Corporation’s loan and lease portfolio, including non-performing loans by class of receivable, and considering certain credit quality indicators:

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$31,637	$43,156	$38,803	$44,704	$22,078	$72,774	$451	$253,603
II	—	—	—	260	—	—	—	260
III	—	—	—	—	—	2,616	—	2,616
IV	—	—	—	—	—	—	—	—
Total	$31,637	$43,156	$38,803	$44,964	$22,078	$75,390	$451	$256,479

Commercial real estate — non-owner occupied
Category
I	$71,857	$76,689	$72,660	$78,212	$66,262	$314,970	$32,478	$713,128
II	—	—	2,302	2,252	19,838	16,274	—	40,666
III	—	—	—	—	—	19,700	—	19,700
IV	—	—	—	—	—	—	—	—
Total	$71,857	$76,689	$74,962	$80,464	$86,100	$350,944	$32,478	$773,494

Construction
Category
I	$63,660	$83,161	$8,542	$744	$433	$6,528	$15,011	$178,079
II	—	—	9,289	5,712	—	—	—	15,001
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$63,660	$83,161	$17,831	$6,456	$433	$6,528	$15,011	$193,080

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Multi-family
Category
I	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529

1-4 family
Category
I	$4,242	$7,684	$2,672	$2,359	$443	$2,805	$6,062	$26,267
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	22	—	22
Total	$4,242	$7,684	$2,672	$2,359	$443	$2,827	$6,062	$26,289

Commercial and industrial
Category
I	$302,612	$144,167	$85,504	$38,164	$20,151	$26,490	$415,301	$1,032,389
II	1,496	5,280	785	353	94	219	5,706	13,933
III	1,093	7,168	1,882	5,919	3,861	3,957	15,058	38,938
IV	1,482	6,519	1,319	321	133	1,644	9,157	20,575
Total	$306,683	$163,134	$89,490	$44,757	$24,239	$32,310	$445,222	$1,105,835
Consumer and other
Category
I	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312

Total Loans
Category
I	$564,860	$404,711	$281,402	$289,670	$134,341	$542,295	$481,028	$2,698,307
II	1,496	5,280	12,376	8,577	19,932	16,493	5,706	69,860
III	1,093	7,168	1,882	5,919	3,861	26,273	15,058	61,254
IV	1,482	6,519	1,319	321	133	1,666	9,157	$20,597
Total	$568,931	$423,678	$296,979	$304,487	$158,267	$586,727	$510,949	$2,850,018

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$50,705	$34,896	$55,096	$25,583	$15,583	$72,091	$2,287	$256,241
II	—	560	300	—	399	1,344	—	2,603
III	—	494	5,489	299	417	2,811	—	9,510
IV	—	—	—	—	—	—	—	—
Total	$50,705	$35,950	$60,885	$25,882	$16,399	$76,246	$2,287	$268,354

Commercial real estate — non-owner occupied
Category
I	$88,752	$74,615	$60,216	$64,847	$84,053	$232,405	$25,508	$630,396
II	—	—	—	15,099	11,390	7,534	—	34,023
III	—	—	3,891	—	—	18,566	215	22,672
IV	—	—	—	—	—	—	—	—
Total	$88,752	$74,615	$64,107	$79,946	$95,443	$258,505	$25,723	$687,091

Construction
Category
I	$39,942	$70,257	$39,048	$457	$8,052	$22,603	$27,601	$207,960
II	—	—	—	—	—	—	—	—
III	—	—	—	10,791	—	—	—	10,791
IV	—	—	—	—	—	—	—	—
Total	$39,942	$70,257	$39,048	$11,248	$8,052	$22,603	$27,601	$218,751

Multi-family
Category
I	$21,698	$46,894	$121,199	$23,293	$32,611	$93,723	$2,612	$342,030
II	—	—	—	—	—	7,996	—	7,996
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$21,698	$46,894	$121,199	$23,293	$32,611	$101,719	$2,612	$350,026

1-4 family
Category
I	$7,659	$3,087	$2,525	$632	$98	$2,250	$1,447	$17,698
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	30	—	30
Total	$7,659	$3,087	$2,525	$632	$98	$2,280	$1,447	$17,728

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Category
I	$199,293	$109,901	$56,590	$30,000	$13,838	$19,367	$364,817	$793,806
II	5,499	801	3,021	1,108	92	239	9,846	20,606
III	1,809	5,607	6,691	6,699	133	5,451	8,896	35,286
IV	601	1,015	589	446	102	876	—	3,629
Total	$207,202	$117,324	$66,891	$38,253	$14,165	$25,933	$383,559	$853,327

Consumer and other
Category
I	$11,086	$3,556	$13,870	$2,433	$2,600	$4,193	$10,200	$47,938
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$11,086	$3,556	$13,870	$2,433	$2,600	$4,193	$10,200	$47,938

Total Loans
Category
I	$419,135	$343,206	$348,544	$147,245	$156,835	$446,632	$434,472	$2,296,069
II	5,499	1,361	3,321	16,207	11,881	17,113	9,846	65,228
III	1,809	6,101	16,071	17,789	550	26,828	9,111	78,259
IV	601	1,015	589	446	102	906	—	3,659
Total	$427,044	$351,683	$368,525	$181,687	$169,368	$491,479	$453,429	$2,443,215
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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$256,479	$256,479
Non-owner occupied	—	—	—	—	773,494	773,494
Construction	—	—	—	—	193,080	193,080
Multi-family	—	—	—	—	450,529	450,529
1-4 family	—	—	—	—	26,267	26,267
Commercial and industrial	3,026	491	—	3,517	1,081,743	1,085,260
Consumer and other	—	—	—	—	44,312	44,312
Total	3,026	491	—	3,517	2,825,904	2,829,421
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	22	22
Commercial and industrial	404	550	18,347	19,301	1,274	20,575
Consumer and other	—	—	—	—	—	—
Total	404	550	18,347	19,301	1,296	20,597
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	256,479	256,479
Non-owner occupied	—	—	—	—	773,494	773,494
Construction	—	—	—	—	193,080	193,080
Multi-family	—	—	—	—	450,529	450,529
1-4 family	—	—	—	—	26,289	26,289
Commercial and industrial	3,430	1,041	18,347	22,818	1,083,017	1,105,835
Consumer and other	—	—	—	—	44,312	44,312
Total	$3,430	$1,041	$18,347	$22,818	$2,827,200	$2,850,018
Percent of portfolio	0.12%	0.04%	0.64%	0.80%	99.20%	100.00%

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Performing loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$268,354	$268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,698	17,698
Commercial and industrial	1,437	403	—	1,840	847,858	849,698
Consumer and other	—	—	—	—	47,938	47,938
Total	1,652	403	—	2,055	2,437,501	2,439,556
Non-performing loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
1-4 family	—	—	—	—	30	30
Commercial and industrial	439	126	2,464	3,029	600	3,629
Consumer and other	—	—	—	—	—	—
Total	439	126	2,464	3,029	630	3,659
Total loans and leases
Commercial real estate:
Owner occupied	—	—	—	—	268,354	268,354
Non-owner occupied	215	—	—	215	686,876	687,091
Construction	—	—	—	—	218,751	218,751
Multi-family	—	—	—	—	350,026	350,026
1-4 family	—	—	—	—	17,728	17,728
Commercial and industrial	1,876	529	2,464	4,869	848,458	853,327
Consumer and other	—	—	—	—	47,938	47,938
Total	$2,091	$529	$2,464	$5,084	$2,438,131	$2,443,215
Percent of portfolio	0.09%	0.02%	0.10%	0.21%	99.79%	100.00%

The Corporation’s total non-performing assets consisted of the following:

	December 31, 2023	December 31, 2022
	(In Thousands)
Non-performing loans and leases
Commercial real estate:
Commercial real estate — owner occupied	$—	$—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	22	30
Total non-performing commercial real estate	22	30
Commercial and industrial	20,575	3,629
Consumer and other	—	—
Total non-performing loans and leases	20,597	3,659
Repossessed assets, net	247	95
Total non-performing assets	$20,844	$3,754

	December 31, 2023	December 31, 2022
Total non-performing loans and leases to gross loans and leases	0.72%	0.15%
Total non-performing assets to total gross loans and leases plus repossessed assets, net	0.73	0.15
Total non-performing assets to total assets	0.59	0.13
Allowance for credit losses to gross loans and leases	1.16	0.99
Allowance for credit losses to non-performing loans and leases	160.21	662.20

Non-performing loans, which are collateral dependent, are primarily secured by inventory $8.9 million, equipment $3.7 million, and accounts receivable and other assets $1.7 million. Occasionally, the Corporation modifies loans to borrowers in financial distress. There were three commercial and industrial loans for a total of $882,000 modified during the year ended December 31, 2023. The modifications consisted of payment deferrals. These loans are included in total non-performing loans and are currently between zero and 209 days past due as of December 31, 2023. No loans were modified during the year ended December 31, 2022. There was one commercial and industrial loan to a borrower experiencing financial distress for a total of $382,000 that was modified during the previous 12 months and which subsequently defaulted during the year ended December 31, 2023. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the year ended December 31, 2022. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of December 31, 2023.

The following represents additional information regarding the Corporation’s non-accrual loans and leases, by portfolio segment:

	As of and for the Year Ended December 31, 2023
	Amortized Cost(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	4	—	23	(23)
Commercial and industrial	9,691	9,695	—	4,989	786	214	572
Consumer and other	—	—	—	—	—	—	—
Total	9,691	9,695	—	4,993	786	237	549
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	22	27	22	22	4	—	4
Commercial and industrial	10,884	10,890	5,968	5,435	641	29	612
Consumer and other	—	—	—	—	—	—	—
Total	10,906	10,917	5,990	5,457	645	29	616
Total:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	22	27	22	26	4	23	(19)
Commercial and industrial	20,575	20,585	5,968	10,424	1,427	243	1,184
Consumer and other	—	—	—	—	—	—	—
Grand total	$20,597	$20,612	$5,990	$10,450	$1,431	$266	$1,165
(1)The amortized cost represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2022
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$—	$—	$—	$180	$14	$759	$(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	1,037	1,037	—	3,153	277	587	(310)
Consumer and other	—	—	—	—	—	—	—
Total	1,067	1,072	—	3,445	299	1,435	(1,136)
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,592	2,612	1,650	1,454	101	1	100
Consumer and other	—	—	—	—	—	—	—
Total	2,592	2,612	1,650	1,454	101	1	100
Total:
Commercial real estate:
Owner occupied	—	—	—	180	14	759	(745)
Non-owner occupied	—	—	—	—	—	1	(1)
Construction	—	—	—	—	—	47	(47)
Multi-family	—	—	—	—	—	—	—
1-4 family	30	35	—	112	8	41	(33)
Commercial and industrial	3,629	3,649	1,650	4,607	378	588	(210)
Consumer and other	—	—	—	—	—	—	—
Grand total	$3,659	$3,684	$1,650	$4,899	$400	$1,436	$(1,036)
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.

	As of and for the Year Ended December 31, 2021
	Recorded Investment(1)	Unpaid Principal Balance	Individual Reserve	Average Recorded Investment(2)	Foregone Interest Income	Interest Income Recognized	Net Foregone Interest Income
	(In Thousands)
With no individual reserve recorded:
Commercial real estate:
Owner occupied	$348	$386	$—	$2,217	$145	$218	$(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Construction	—	—	—	7	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	3,732	3,834	—	7,916	523	179	344
Consumer and other	—	—	—	48	30	9	21
Total	4,419	4,564	—	12,754	991	446	545
With individual reserve recorded:
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	—	—	—	—	—	—	—
Commercial and industrial	2,156	2,156	1,505	1,506	113	8	105
Consumer and other	—	—	—	—	—	—	—
Total	2,156	2,156	1,505	1,506	113	8	105
Total:
Commercial real estate:
Owner occupied	348	386	—	2,217	145	218	(73)
Non-owner occupied	—	—	—	2,281	233	16	217
Construction	—	—	—	7	—	—	—
Multi-family	—	—	—	—	—	—	—
1-4 family	339	344	—	285	60	24	36
Commercial and industrial	5,888	5,990	1,505	9,422	636	187	449
Consumer and other	—	—	—	48	30	9	21
Grand total	$6,575	$6,720	$1,505	$14,260	$1,104	$454	$650
(1)The recorded investment represents the unpaid principal balance net of any partial charge-offs.
(2)Average recorded investment is calculated primarily using daily average balances.
The difference between the recorded investment of loans and leases and the unpaid principal balance of $15,000 and $26,000 as of December 31, 2023 and 2022, respectively, represents partial charge-offs of loans and leases resulting from losses due to the value of the collateral securing the loans and leases being below the carrying values of the loans and leases. When a loan is placed on non-accrual, interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. Cash payments collected on non-accrual loans are first applied to such loan’s principal. Foregone interest represents the interest that was contractually due on the loan but not received or recorded. No principal has been forgiven on modified loans during the years ended December 31, 2023 and 2022. To the extent the amount of principal on a non-accrual loan is fully collected and additional cash is received, the Corporation will recognize interest income.
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
•Economic forecast – the Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2023, the Corporation selected a forecast which forecasts unemployment between 3.89% and 4.04% and GDP growth change between 1.29% and 2.32% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity
A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(1,781)	—	(1,781)
Recoveries	9	1	—	—	40	478	20	548
Net recoveries (charge-offs)	9	1	—	—	40	(1,303)	20	(1,233)
Provision for credit losses	(31)	769	(317)	1,323	64	6,435	(61)	8,182
Ending balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Components:
Allowance for loan losses	1,525	5,596	1,244	3,562	243	18,710	395	31,275
Allowance for unfunded credit commitments	15	40	881	9	23	698	56	1,722
Total ACL	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997

	As of and for the Year Ended December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(958)	(21)	(979)
Recoveries	4,262	437	42	4,741
Net recoveries (charge-offs)	4,262	(521)	21	3,762
Provision for credit losses	(6,812)	3,236	(292)	(3,868)
Ending balance	$12,560	$11,128	$542	$24,230

	As of and for the Year Ended December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$17,157	$10,593	$771	$28,521
Charge-offs	(256)	(3,227)	(25)	(3,508)
Recoveries	3,935	1,168	23	5,126
Net recoveries (charge-offs)	3,679	(2,059)	(2)	1,618
Provision for credit losses	(5,726)	(121)	44	(5,803)
Ending balance	$15,110	$8,413	$813	$24,336

ACL Summary
Loans collectively evaluated for credit losses in the following tables include all performing loans at December 31, 2023 and 2022. Loans individually evaluated for credit losses include all non-performing loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology:

	December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,525	$5,596	$1,244	$3,562	$221	$12,743	$395	$25,286
Individually evaluated for credit loss	—	—	—	—	22	5,967	—	5,989
Total	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Loans and lease receivables:
Collectively evaluated for credit losses	$256,479	$773,494	$193,080	$450,529	$26,267	$1,085,260	$44,312	$2,829,421
Individually evaluated for credit loss	—	—	—	—	22	20,575	—	20,597
Total	$256,479	$773,494	$193,080	$450,529	$26,289	$1,105,835	$44,312	$2,850,018

	December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$12,560	$9,478	$542	$22,580
Individually evaluated for credit loss	—	1,650	—	1,650
Total	$12,560	$11,128	$542	$24,230
Loans and lease receivables:
Collectively evaluated for credit losses	$1,541,920	$849,542	$47,938	$2,439,400
Individually evaluated for credit loss	30	3,785	—	3,815
Total	$1,541,950	$853,327	$47,938	$2,443,215

Note 5 – Premises and Equipment
A summary of premises and equipment was as follows:

	As of December 31,
	2023	2022
	(In Thousands)
Leasehold improvements	$5,557	$4,525
Furniture and equipment	9,361	8,250
Total premises and equipment	14,918	12,775
Less: accumulated depreciation	(8,728)	(8,435)
Total premises and equipment, net	$6,190	$4,340

Depreciation expense was $961,000, $578,000, and $585,000 for the years ended December 31, 2023, 2022, and 2021, respectively. During 2023, the Corporation relocated its Kansas City metropolitan office. This resulted in additional leasehold improvements and equipment of $1.3 million and $606,000, respectively.

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
In June 2023, the Corporation relocated its Kansas City metropolitan area office. This resulted in a $2.6 million right-of-use asset and $3.7 million lease liability, which was recorded in October 2022. The Corporation received a $1.1 million tenant improvement allowance related to this lease, which was recognized as a lease incentive and deducted from the right-of-use asset.
The components of total lease expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Operating lease cost	$1,411	$1,544	$1,513
Short-term lease cost	200	148	158
Variable lease cost	576	604	492
Less: sublease income	(75)	(179)	(170)
Total lease cost, net	$2,112	$2,117	$1,993
Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	7.70	8.06	5.05
Weighted-average discount rate	3.61%	3.40%	2.51%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2024	$1,514
2025	1,408
2026	1,400
2027	1,427
2028	1,113
Thereafter	3,600
Total undiscounted cash flows	10,462
Discount on cash flows	(1,508)
Total lease liability	$8,954

Note 7 – Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount

(including goodwill). At December 31, 2023 and 2022, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra Bank in 2014.
The Corporation conducted its annual impairment test on July 1, 2023, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
Other Intangible Assets
The Corporation has intangible assets that are amortized consisting of loan servicing rights.
Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. For the years ended December 31, 2023, 2022, and 2021, loan servicing asset amortization totaled $500,000, $634,000, and $412,000, respectively.
The estimated fair value of the Corporation’s loan servicing asset was $1.4 million and $1.5 million as of December 31, 2023 and 2022, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. During the years ended December 31, 2023 and 2022, the Corporation recognized $73,000 and $1,000 of impairment expense, respectively. During the year ended December 31, 2021, the Corporation recognized an impairment recovery of $63,000.
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
Historic Rehabilitation Tax Credits
The Corporation invests in development entities through Mitchell Street and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. At December 31, 2023 and 2022, the net carrying value of the investments was $2.4 million and $2.2 million, respectively. During 2023, the Corporation invested $285,000 in these partnerships. During 2022 and 2021, the Corporation had no activity related to these investments.
Low-Income Housing Tax Credits
The Corporation invests in development entities through FBB Tax Credit, a wholly-owned subsidiary of FBB, to develop buildings that offer low-income housing. These investments are accounted for using the proportional amortization method of accounting. At December 31, 2023 and 2022, the net carrying value of the investments were $33.3 million and $13.5 million, respectively. During 2023, 2022, and 2021, the Corporation invested $24.0 million, $11.5 million, and $3.0 million in these partnerships, respectively. During 2023 and 2022, the Corporation recognized $5.3 million and $1.4 million in tax benefit, respectively, and $4.1 million and $1.0 million in amortization, respectively, related to these partnerships. Amortization is included in income tax expense in the accompanying Consolidated Statements of Income. During 2021, the Corporation did not recognize any tax benefit or amortization related to these partnerships.
Other Investments
The Corporation’s equity investment in mezzanine funds, consisting of Aldine Capital Fund II, LP, Aldine Capital Fund III, LP, and Aldine Capital Fund IV, LP, totaled $13.5 million and $12.8 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Corporation has $5.3 million remaining of the original $15.0 million commitment to these partnerships. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $4.8 million, $3.0 million, and $2.5 million, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 was $101,000, $0, and $24,000, respectively.

The Corporation’s equity investment in Dane Workforce Housing Fund LLC, a Wisconsin limited liability company focused on community development by providing affordable workforce housing units in Dane County, Wisconsin, totaled $916,000 and $653,000 as of December 31, 2023 and 2022, respectively. The Corporation had a $63,000 commitment remaining of the original $1.0 million as of December 31, 2023. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $13,000, $8,000, and $2,000, respectively. The Corporation’s share of this partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2021 was $19,000. There were no losses related to this investment during the years ended December 31, 2023 and 2022.
The Corporation’s equity investment in BankTech Ventures, LP, a venture capital fund, focused on the community banking industry through strategic investments in growth-stage startups that directly support community banking needs, totaled $569,000 and $154,000 as of December 31, 2023 and 2022, respectively. The Corporation had a $530,000 commitment remaining of the original $1.0 million as of December 31, 2023. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the year ended December 31, 2023 was $211,000. There was no income related to this investment during the years ended December 31, 2022 and 2021. The Corporation’s share of this partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022 was $2,000 and $21,000, respectively. There were no losses related to this investment during the year ended December 31, 2021.
A summary of accrued interest receivable and other assets was as follows:

	December 31, 2023	December 31, 2022
	(In Thousands)
Accrued interest receivable	$13,275	$9,403
Net deferred tax asset	9,508	11,711
Investment in historic development entities	2,393	2,176
Investment in low-income housing development entity	33,303	13,514
Investment in limited partnerships	15,027	13,599
Prepaid expenses	4,269	3,821
Other assets	13,283	8,883
Total accrued interest receivable and other assets	$91,058	$63,107

Note 9 – Deposits
The composition of deposits is shown below.

	December 31, 2023			December 31, 2022
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$445,376	$453,930	—%	$537,107	$566,230	—%
Interest-bearing transaction accounts	895,319	689,500	3.44	576,601	503,668	0.79
Money market accounts	711,245	681,336	3.25	698,505	761,469	0.82
Certificates of deposit	287,131	273,387	4.10	153,757	97,448	1.39
Wholesale deposits	457,708	346,285	4.14	202,236	48,825	3.31
Total deposits	$2,796,779	$2,444,438	2.92	$2,168,206	$1,977,640	0.67
A summary of annual maturities of in-market and wholesale certificates of deposit at December 31, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$536,645
2025	19,081
2026	50,416
2027	73,804
2028	12,821
Thereafter	2,072
$694,839
Wholesale deposits include $407.7 million and $50.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2023, compared to $187.2 million and $15.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts at December 31, 2022. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2024 maturities above. As of December 31, 2023, the notional amount of derivatives designated as cash flow hedges totaled $306.3 million with a weighted average remaining maturity of 3.9 years and a weighted average rate of 3.95%.
Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $120.2 million and $81.6 million at December 31, 2023 and 2022, respectively.

Note 10 – FHLB Advances, Other Borrowings and Subordinated Notes and Debentures
The composition of borrowed funds is shown below.

	December 31, 2023			December 31, 2022
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$3	5.37%	$—	$14	7.42%
FHLB advances	281,500	351,990	2.52	416,380	414,191	1.70
Line of credit	—	38	7.26	—	85	2.78
Other borrowings	20	600	8.33	6,088	8,624	5.23
Subordinated notes and debentures	49,396	38,250	5.16	34,340	35,095	5.06
Junior subordinated notes(1)	—	—	—	—	2,429	20.75
	$330,916	$390,881	2.79	$456,808	$460,438	2.12
(1)     Weighted average rate of junior subordinated notes and debentures reflects the accelerated amortization of subordinated debt issuance costs as a result of the early redemption of the junior subordinated notes during the first quarter of 2022.

A summary of annual maturities of borrowings at December 31, 2023 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$120,520
2025	48,000
2026	65,000
2027	28,000
2028	—
Thereafter	69,396
$330,916
The Corporation has a $649.0 million FHLB line of credit available for advances which is collateralized as noted below. At December 31, 2023, $367.5 million of this line remained unused. There were $281.5 million of term FHLB advances outstanding at December 31, 2023 with stated fixed interest rates ranging from 0.50% to 5.58% compared to $416.4 million of term FHLB advances outstanding at December 31, 2022 with stated fixed interest rates ranging from 0.31% to 4.69%. The term FHLB advances outstanding at December 31, 2023 are due at various dates through May 2030.
The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $1.172 billion and $1.059 billion were pledged as collateral at December 31, 2023 and 2022, respectively.
The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2023, the line of credit carried an interest rate of SOFR + 2.36% that matured on February 19, 2024 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2023, 2022, and 2021 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2023. On February 20, 2024, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2025.
The Corporation issued new subordinated debentures as of September 29, 2023. The aggregate principal amount of the newly issued subordinated debentures was $15.0 million which qualified as Tier 2 capital. The subordinated debentures bear a fixed interest rate of 8.0% with a maturity date of September 29, 2033. The Corporation may, at its option, redeem the debentures, in whole or part, at any time after the fifth anniversary of issuance. As of December 31, 2023, $573,000 of debt issuance costs remain in the subordinated note and debenture payable balance, of which $48,000 was related to the recently issued subordinated debentures.
As of December 31, 2023, the Corporation had other borrowings of $20,000, which consisted of sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting. As of December 31, 2022, the

Corporation had other borrowings of $6.1 million, which consisted of sold loans accounted for as secured borrowings because they did not qualify for true sale accounting. The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2024 maturities above. As of December 31, 2023, the notional amount of derivatives designated as cash flow hedges totaled $96.4 million with a weighted average remaining maturity of 2.5 years and a weighted average rate of 1.78%.

Note 11 – Preferred Stock

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the years ended December 31, 2023 and 2022, the Board of Directors declared aggregate preferred stock dividends of $875,000 and $683,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

Note 12 – Regulatory Capital
The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its Capital and Liquidity Action Plans, which is designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring, or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the FRB of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibit the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend.
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
In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The Corporation also must comply with the 2.5% conservation buffer, which the Corporation met as of December 31, 2023.
As of December 31, 2023, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2023
	Actual(1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$375,440	11.19%	$268,500	8.00%	$352,406	10.50%	N/A	N/A
First Business Bank	376,310	11.21	268,595	8.00	352,531	10.50	$335,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$293,338	8.74%	$201,375	6.00%	$285,281	8.50%	N/A	N/A
First Business Bank	343,604	10.23	201,446	6.00	285,382	8.50	$268,595	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$281,346	8.38%	$151,031	4.50%	$234,937	7.00%	N/A	N/A
First Business Bank	343,604	10.23	151,085	4.50	235,021	7.00	$218,233	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$293,338	8.43%	$139,145	4.00%	$139,145	4.00%	N/A	N/A
First Business Bank	343,604	9.87	139,262	4.00	139,262	4.00	$174,077	5.00%
(1)     2023 capital amounts include $1.0 million of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies. Risk-weighted assets were also adjusted accordingly.

	As of December 31, 2022
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$323,893	11.26%	$230,180	8.00%	$302,111	10.50%	N/A	N/A
First Business Bank	323,021	11.22	230,367	8.00	302,357	10.50	$287,959	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$264,843	9.20%	$172,635	6.00%	$244,566	8.50%	N/A	N/A
First Business Bank	298,312	10.36	172,775	6.00	244,765	8.50	$230,367	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$252,851	8.79%	$129,476	4.50%	$201,407	7.00%	N/A	N/A
First Business Bank	298,312	10.36	129,581	4.50	201,571	7.00	$187,173	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$264,843	9.17%	$115,464	4.00%	$115,464	4.00%	N/A	N/A
First Business Bank	298,312	10.34	115,402	4.00	115,402	4.00	$144,252	5.00%
The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2023 and 2022, respectively:

	As of December 31,
	2023	2022
	(In Thousands)
Stockholders’ equity of the Corporation	$289,588	$260,640
Net unrealized and accumulated losses on specific items	13,717	15,310
Disallowed servicing assets	(614)	(706)
Disallowed goodwill and other intangibles	(10,368)	(10,401)
ASC 326 Phase-in	1,015	—
Tier 1 capital	293,338	264,843
Allowable general valuation allowances and subordinated debt	82,102	59,050
Total capital	$375,440	$323,893

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

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$37,027	$40,858	$35,755
Less: preferred stock dividends	875	683	—
Less: earnings allocated to participating securities	938	1,106	1,053
Basic earnings allocated to common shareholders	$35,214	$39,069	$34,702
Weighted-average common shares outstanding, excluding participating securities	8,131,251	8,226,943	8,314,921
Basic earnings per common share	$4.33	$4.75	$4.17

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$35,214	$39,069	$34,702
Weighted-average diluted common shares outstanding, excluding participating securities	8,131,251	8,226,943	8,314,921
Diluted earnings per common share	$4.33	$4.75	$4.17

Note 14 – Share-Based Compensation
The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2023, 328,332 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.
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
The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Equity (“ROAE”) for issuances prior to 2023 or Return on Average Common Equity (“ROACE”) for issuances after 2022, and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROAE or ROACE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROAE or ROACE metric will be adjusted if there is a change in the expectation of ROAE or ROACE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2023, 2022, and 2021 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2021	143,246	$23.04	39,570	$28.85	4,988	$24.08	187,804	$24.29
Granted (1)	67,515	22.39	23,550	27.12	2,065	21.68	93,130	23.57
Vested	(61,384)	22.26	—	—	(2,001)	22.91	(63,385)	22.28
Forfeited	(7,760)	23.24	—	—	—	—	(7,760)	23.24
Nonvested balance as of December 31, 2021	141,617	23.06	63,120	28.20	5,052	23.56	209,789	24.62
Granted (1)	62,560	34.04	37,335	24.71	3,115	27.95	103,010	30.47
Vested	(62,353)	23.21	(43,020)	18.91	(2,062)	23.20	(107,435)	21.49
Forfeited	(8,507)	26.15	—	—	—	—	(8,507)	26.15
Nonvested balance as of December 31, 2022	133,317	27.95	57,435	32.89	6,105	25.92	196,857	29.32
Granted (1)	—	—	34,840	35.79	54,955	34.43	89,795	34.96
Vested	(56,931)	27.03	(36,120)	31.31	(3,253)	26.06	(96,304)	28.60
Forfeited	(4,435)	30.20	—	—	(820)	36.42	(5,255)	31.17
Nonvested balance as of December 31, 2023	71,951	$28.53	56,155	$35.70	56,987	$33.97	185,093	$32.38
Unrecognized compensation cost (in thousands)	$1,229		$879		$1,393		$3,501
Weighted average remaining recognition period (in years)	1.80		1.64		2.79		2.15
(1)The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the year ended December 31, 2023, an additional 18,060 were issued related to actual performance results of previously granted awards.

Employee Stock Purchase Plan
The Corporation is authorized to issue up to 250,000 shares of common stock under the ESPP. The plan qualifies as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may elect to purchase a limited number of shares of the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.
During the year ended December 31, 2023, the Corporation issued 4,328 shares of common stock under the ESPP. At December 31, 2023, 230,638 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Share-based compensation expense	$2,977	$2,584	$2,513

Note 15 – Employee Benefit Plans
The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $1.2 million, $1.1 million, and $987,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Discretionary profit sharing contributions for substantially all employees of 5.9%, or $2.1 million, 5.2%, or $1.6 million, and 4.7%, or $1.3 million, were made in 2023, 2022, and 2021, respectively.
As of December 31, 2023, 2022, and 2021, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2023, 2022, and 2021 was $493,000, $382,000, and $237,000, respectively. The deferred compensation liability under the remaining plan of $2.8 million and $2.3 million at December 31, 2023 and 2022, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.
The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $3.1 million and $6.2 million, respectively, at December 31, 2023 and cash surrender values and death benefits of approximately $2.9 million and $6.1 million, respectively, at December 31, 2022. The remaining balance of the cash surrender value of bank-owned life insurance of $52.4 million and $51.0 million as of December 31, 2023 and 2022, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 16 – Income Taxes
Income tax expense consists of the following:

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Current:
Federal	$7,759	$9,174	$6,965
State	233	2,987	3,087
Current tax expense	7,992	12,161	10,052
Deferred:
Federal	(716)	(733)	1,333
State	2,836	(42)	(110)
Deferred tax expense (benefit)	2,120	(775)	1,223
Total income tax expense	$10,112	$11,386	$11,275
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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$8,730	$6,267
Deferred compensation	2,094	2,342
State net operating loss carryforwards	875	265
Write-down of repossessed assets	10	11
Non-accrual loan interest	95	47
Capital loss carryforwards	22	21
Unrealized losses on securities	4,715	5,263
Share-based compensation	788	725
Other	284	125
Total deferred tax assets before valuation allowance	17,613	15,066
Valuation allowance	(3,339)	—
Total deferred tax assets	14,274	15,066
Deferred tax liabilities:
Leasing and fixed asset activities	1,854	2,197
Loan servicing asset	381	393
Other	2,531	765
Total deferred tax liabilities	4,766	3,355
Net deferred tax asset	$9,508	$11,711
The tax effects of unrealized gains and losses on securities are components of other comprehensive income. A reconciliation of the change in net deferred tax assets to deferred tax expense is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In Thousands)
Change in net deferred tax assets	$(2,203)	$5,536	$(1,042)
Deferred taxes allocated to other comprehensive income	548	(4,761)	(181)
Cumulative change in accounting principle	(465)	—	—
Deferred income tax benefit (expense)	$(2,120)	$775	$(1,223)
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
On July 5, 2023, the Wisconsin legislature enacted 2023 Wisconsin Act 19 (the “Act”). The Act contains a provision that provides financial institutions with a state tax-exemption for interest, fees, and penalties earned on qualifying loans. For the exemption to apply, the loan must be $5 million or less, for primarily a business or agricultural purpose, and made to borrowers residing or located in Wisconsin. The exemption first applies to taxable years beginning after December 31, 2022 and applies to loans on the books as of January 1, 2023 and to new loans made after that meet the qualifications. The Corporation currently projects that its Wisconsin state taxable income will be significantly reduced and/or eliminated in the future as a result of this provision. The Corporation reversed $2.8 million in income tax expense which had been recorded during 2023 and recognized a date of enactment valuation allowance for Wisconsin deferred tax assets of $2.8 million, resulting in a one-time $2.8 million increase in tax expense.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of December 31, 2023, the state deferred tax valuation allowance was $3.3 million, reducing our Wisconsin deferred tax assets to $0. The Corporation had state net operating loss carryforwards of approximately $16.4 million and $6.3 million at December 31, 2023 and 2022, respectively, which it does not expect to offset due to having no expected future state taxable income. The Corporation fully utilized its established deferred tax assets and Wisconsin state net operating losses and therefore no valuation allowance established as of December 31, 2022.
The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Income before income tax expense	$47,139	$52,244	$47,030
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$9,899	$10,971	$9,876
State income tax, net of federal effect	(52)	2,337	2,351
Tax-exempt security and loan income, net of TEFRA adjustments	(856)	(704)	(710)
Change in valuation allowance	3,349	—	—
Bank-owned life insurance	(313)	(468)	(297)
Tax credits, net	(1,045)	(338)	—
Share-based compensation	(159)	(392)	—
Section 162(m) limitation	123	118	—
Other	(834)	(138)	55
Total income tax expense	$10,112	$11,386	$11,275
Effective tax rate	21.45%	21.79%	23.97%
There were no uncertain tax positions outstanding as of December 31, 2023 and 2022. As of December 31, 2023, tax years remaining open for the State of Wisconsin tax were 2019 through 2022. Federal tax years that remained open were 2020 through 2022. As of December 31, 2023, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 – Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds and guarantees. As of December 31, 2023 and 2022 the credit valuation allowance was $117,000 and $38,000, respectively.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $51.1 million and gross derivative liability of $7.9 million. No right of offset existed with the dealer counterparty swaps as of December 31, 2023.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2023, 2022, and 2021 had an insignificant impact on the Consolidated Statements of Income.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $3.5 million was recognized in other comprehensive income for the year ended December 31, 2023, while a pre-tax unrealized gain of $8.5 million and $3.6 million was recognized in other comprehensive income for the years ended December 31, 2022 and 2021, respectively, and there were no ineffective portions of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. Pre-tax unrealized gains of $22,000 and $602,000 were recognized in other comprehensive income for the years ended December 31, 2023 and 2022, and there were no ineffective portions of these hedges. No pre-tax unrealized gain or loss was recognized in other comprehensive income for the year ended December 31, 2021.

	As of December 31, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	25	$249,454	6.33	$7,904
Interest rate swap agreements on loans with third-party counter parties	106	939,156	6.06	43,234
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.28	$624
Interest rate swap related to wholesale funding	9	96,400	2.47	3,835
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	81	$689,702	5.96	$51,138
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	29	$306,255	3.89	$811

	As of December 31, 2022
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	2	$65,352	4.83	$1,010
Interest rate swap agreements on loans with third-party counter parties	84	744,233	7.37	60,409
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	9.28	$602
Interest rate swap related to wholesale funding	11	116,400	2.88	6,560
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	82	$678,881	7.61	$61,419

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
In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2023 and 2022, there were no accrued credit losses for financial instruments with off-balance sheet risk.
Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2023	2022
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$1,198,031	$913,042
Standby letters of credit	17,938	15,013

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $955,000 and $441,000 at December 31, 2023 and 2022, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and For the Year Ended December 31,
	2023	2022
	(In Thousands)
Balance at the beginning of the period	$441	$635
SBA recourse provision (benefit)	775	(188)
Charge-offs, net	(261)	(6)
Balance at the end of the period	$955	$441

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,776	$—	$13,776
U.S. government agency securities - government-sponsored enterprises	—	27,566	—	27,566
Municipal securities	—	35,881	—	35,881
Residential mortgage-backed securities - government issued	—	68,056	—	68,056
Residential mortgage-backed securities - government-sponsored enterprises	—	120,833	—	120,833
Commercial mortgage-backed securities - government issued	—	2,525	—	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	—	28,369	—	28,369
Interest rate swaps	—	55,597	—	55,597
Liabilities:
Interest rate swaps	—	51,949	—	51,949

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,445	$—	$4,445
U.S. government agency securities - government-sponsored enterprises	—	13,205	—	13,205
Municipal securities	—	39,311	—	39,311
Residential mortgage-backed securities - government issued	—	19,431	—	19,431
Residential mortgage-backed securities - government-sponsored enterprises	—	106,323	—	106,323
Commercial mortgage-backed securities - government issued	—	2,932	—	2,932
Commercial mortgage-backed securities - government-sponsored enterprises	—	26,377	—	26,377
Interest rate swaps	—	68,581	—	68,581
Liabilities:
Interest rate swaps	—	61,419	—	61,419

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the year ended December 31, 2023 or 2022 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy, are summarized below:

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$4,917	$4,917
Repossessed assets	—	—	247	247
Loan servicing rights	—	—	1,356	1,356

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Impaired loans	$—	$—	$1,022	$1,022
Repossessed assets	—	—	95	95
Loan servicing rights	—	—	1,491	1,491

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $4.9 million and $1.0 million at December 31, 2023 and 2022, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of impaired loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the individual impaired loans being evaluated such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 impaired loan values range from 10% - 100% as of the measurement date of December 31, 2023. The weighted average of those unobservable inputs was 57%. The majority of the impaired loans are considered collateral dependent loans or are supported by an SBA guaranty.
Repossessed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for credit losses, if deemed necessary, based upon the fair value of the repossessed asset. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$139,510	$139,510	$139,510	$—	$—
Securities available-for-sale	297,006	297,006	—	297,006	—
Securities held-to-maturity	8,503	8,255	—	8,255	—
Loans held for sale	4,589	4,956	—	4,956	—
Loans and lease receivables, net	2,818,986	2,789,731	—	—	2,789,731
Federal Home Loan Bank stock	12,042	N/A	N/A	N/A	N/A
Accrued interest receivable	13,275	13,275	13,275	—	—
Interest rate swaps	55,597	55,597	—	55,597	—
Financial liabilities:
Deposits	2,796,779	2,795,463	2,101,939	693,524	—
Federal Home Loan Bank advances and other borrowings	330,916	320,287	—	320,287	—
Accrued interest payable	10,860	10,860	10,860	—	—
Interest rate swaps	51,949	51,949	—	51,949	—
Off-balance sheet items:
Standby letters of credit	190	190	—	—	190
    N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2022
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$102,682	$102,682	$102,682	$—	$—
Securities available-for-sale	212,024	212,024	—	212,024	—
Securities held-to-maturity	12,635	12,270	—	12,270	—
Loans held for sale	2,632	2,829	—	2,829	—
Loans and lease receivables, net	2,418,836	2,394,702	—	—	2,394,702
Federal Home Loan Bank stock	17,812	N/A	N/A	N/A	N/A
Accrued interest receivable	9,403	9,403	9,403	—	—
Interest rate swaps	68,581	68,543	—	68,543	—
Financial liabilities:
Deposits	2,168,206	2,167,444	1,827,215	340,229	—
Federal Home Loan Bank advances and other borrowings	456,808	440,242	—	440,242	—
Accrued interest payable	4,053	4,053	4,053	—	—
Interest rate swaps	61,419	61,419	—	61,419	—
Off-balance sheet items:
Standby letters of credit	184	184	—	—	184
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

Note 20 – Condensed Parent Only Financial Information
The following represents the condensed financial information of the Corporation only:
Condensed Balance Sheets

	December 31, 2023	December 31, 2022
	(In Thousands)
Assets
Cash and cash equivalents	$2,027	$3,129
Investments in subsidiaries, at equity	339,854	294,109
Premises and equipment, net	51	66
Other assets	697	1,239
Total assets	$342,629	$298,543
Liabilities and Stockholders’ Equity
Junior subordinated notes and other borrowings	$49,396	$34,341
Accrued interest payable and other liabilities	3,645	3,562
Total liabilities	53,041	37,903
Stockholders’ equity	289,588	260,640
Total liabilities and stockholders’ equity	$342,629	$298,543

Condensed Statements of Income

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Net interest expense	$1,989	$2,295	$2,539
Non-interest income
Consulting and rental income from consolidated subsidiaries	5,644	5,794	2,417
Other non-interest income	43	69	34
Total non-interest income	5,687	5,863	2,451
Non-interest expense	8,234	7,633	5,747
Loss before income tax benefit and equity in undistributed net income of consolidated subsidiaries	4,536	4,065	5,835
Income tax benefit	337	1,387	1,483
Loss before equity in undistributed net income of consolidated subsidiaries	4,199	2,678	4,352
Equity in undistributed net income of consolidated subsidiaries	41,226	43,536	40,107
Net income	$37,027	$40,858	$35,755

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Operating activities
Net income	$37,027	$40,858	$35,755
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(41,226)	(43,536)	(40,107)
Share-based compensation	2,977	2,584	2,513
Excess tax benefit from share-based compensation	(91)	(91)	(27)
Net (decrease) increase in other liabilities	(1,854)	2,592	(2,090)
Other, net	1,207	(538)	3,413
Net cash (used in) provided by operating activities	(1,960)	1,869	(543)
Investing activities
Dividends received from subsidiaries	12,100	2,008	8,534
Proceeds from redemption of Trust II stock	—	315	—
Capital contributions to subsidiaries	(15,000)	—	—
Net cash (used in) provided by investing activities	(2,900)	2,323	8,534
Financing activities
Net increase (decreases) in long-term borrowed funds	54	(357)	55
Proceeds from issuance of subordinated notes payable	15,000	20,000	—
Repayment of subordinated notes payable	—	(9,090)	—
Repayment of junior subordinated debentures	—	(10,076)	—
Proceeds from issuance of preferred stock	—	11,992	—
Proceeds from purchased funds and other short-term debt	—	(500)	500
Purchase of treasury stock	(2,971)	(6,126)	(5,477)
Preferred stock dividends paid	(875)	(683)	—
Cash dividends paid	(7,578)	(6,688)	(6,166)
Net proceeds from purchases of ESPP shares	128	134	160
Net cash provided by (used in) financing activities	3,758	(1,394)	(10,928)
Net (decrease) increase in cash and due from banks	(1,102)	2,798	(2,937)
Cash and cash equivalents at the beginning of the period	3,129	331	3,268
Cash and cash equivalents at the end of the period	$2,027	$3,129	$331

Note 21 – Condensed Quarterly Earnings (unaudited)

	2023				2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$54,762	$50,941	$47,161	$42,064	$38,319	$31,786	$27,031	$24,235
Interest expense	25,222	22,345	19,414	15,359	10,867	5,902	3,371	2,809
Net interest income	29,540	28,596	27,747	26,705	27,452	25,884	23,660	21,426
Provision for credit losses	2,573	1,817	2,231	1,561	702	12	(3,727)	(855)
Non-interest income	7,094	8,430	7,374	8,410	6,973	8,197	6,872	7,386
Non-interest expense	21,588	23,189	22,031	21,767	21,167	20,028	19,456	18,823
Income before income tax expense	12,473	12,020	10,859	11,787	12,556	14,041	14,803	10,844
Income tax expense	2,703	2,079	2,522	2,808	2,400	3,215	3,599	2,172
Net income	9,770	9,941	8,337	8,979	10,156	10,826	11,204	8,672
Preferred stock dividend	219	218	219	219	219	219	245	—
Income available to common shareholders	$9,551	$9,723	$8,118	$8,760	$9,937	$10,607	$10,959	$8,672
Per common share:
Basic earnings	$1.15	$1.17	$0.98	$1.05	$1.18	$1.25	$1.29	$1.02
Diluted earnings	1.15	1.17	0.98	1.05	1.18	1.25	1.29	1.02
Dividends declared	0.2275	0.2275	0.2275	0.2275	0.1975	0.1975	0.1975	0.1975

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Business Financial Services, Inc.
Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance and Provision for Credit Losses – Qualitative Factors

The Corporation adopted ASC 326 (“CECL”) as of January 1, 2023 as described in Note 1 of the consolidated financial statements using the modified retrospective method. ASC 326 requires the Corporation’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The estimates of expected credit losses on loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of the remaining cash flows over the contractual term of the loans. The Corporation utilized a discounted cash flow model to estimate the quantitative component of the allowance for credit losses for loans using key inputs and assumptions such as probability of default, loss given default, prepayment and curtailment rates, and forecast model. The quantitative model was adjusted with qualitative factors, including but not limited to: management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, existing economic conditions, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations of loans to specific industries, and other qualitative factors that could affect credit losses. The determination of qualitative factors involves significant management judgment and the use of subjective assumptions.

We identified auditing the qualitative factors as a critical audit matter because of the high degree of auditor judgment and auditor effort required to evaluate management's judgments in their determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of controls over the evaluation of the qualitative factors, including controls addressing:

a.The reliability and relevance of data used as the basis for the adjustments relating to qualitative factors;
b.The reasonableness of management’s judgments and assumptions related to the assessed level of risk and the ending allocation of the qualitative factors;
c.The mathematical accuracy of the dollar amount applied to the qualitative factors;

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:

a.Evaluation of the reliability and relevance of data used as a basis for the adjustments relating to qualitative factors;
b.Evaluation of the reasonableness of management’s judgments and assumptions related to the assessed level of risk for the qualitative factors and the resulting allocation;
c.Evaluation of the mathematical accuracy of the adjustment factors for the qualitative component and the dollar amount of the reserve derived from the qualitative factor assessment;
d.Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/Crowe LLP

We have served as the Corporation's auditor since 2017, which is the year the engagement was signed for the audit of the 2018 financial statements.

Oak Brook, Illinois
February 28, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

    There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

    Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2023.

    Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information
(a) None.

(b) During the three months ended December 31, 2023, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

(a)Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
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
(d)Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(e)Delinquent Section 16(a) Reports. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Item 11. Executive Compensation
    Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
    Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the caption “Principal Shareholders” is incorporated herein by reference.
The following table provides information as of December 31, 2023 regarding shares outstanding and available for issuance under our existing compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Weighted-average contractual term outstanding options, warrants and rights (years)	(d) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by shareholders	152,517	35.05	2.94	558,970
Equity compensation plans not approved by shareholders	—	—	—	—
(1)     Includes the following type of awards: options - 0 shares; RSUs - 56,987 shares; PRSUs prior to 2023 assuming maximum performance - 78,750; PRSUs in 2023 assuming target performance - 16,780 shares. All shares subject to RSUs issued under the 2019 Equity Incentive Plan.
(2)     The weighted average exercise price does not take into account awards of RSUs or PRSUs which do not have an exercise price.
(3)     Includes the number of shares remaining available for future issuance under the following plans: Employee Stock Purchase Plan - 230,638 shares: and Equity Incentive Plan - 328,332 shares (assuming maximum performance is achieved under PRSU awards).

Item 13. Certain Relationships and Related Transactions, and Director Independence
    Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
    Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2024 under the caption “Miscellaneous” is incorporated herein by reference.

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

10.5*	Annual Cash Bonus Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2019)

10.6*	First Business Financial Services, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on March 6, 2023)

10.7*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.8*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.9*	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.10*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.11*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.12*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.13*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.14*	Form of Restricted Stock Agreement - Director (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.16*	Form of Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.17*	Form of Restricted Stock Unit Award Agreement - Board of Directors (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.18
Change in Control Agreement by and between First Business Financial Services, Inc. and Brian D. Spielmann, effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

10.19
Consulting Agreement by and between First Business Financial Services, Inc. and Edward G. Sloane, Jr., effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	Executive Officer Compensation Recovery Policy (filed herewith)

101
The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (vi) the Notes to Consolidated Financial Statements

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 28, 2024	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer and Director	February 28, 2024
Corey A. Chambas	(principal executive officer)

/s/ Brian D. Spielmann	Chief Financial Officer	February 28, 2024
Brian D. Spielmann	(principal financial officer)

/s/ Kevin D. Crampton	Chief Accounting Officer	February 28, 2024
Kevin D. Crampton	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 28, 2024
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 28, 2024
Laurie S. Benson

/s/ Mark D. Bugher	Director	February 28, 2024
Mark D. Bugher

/s/ Carla C. Chavarria	Director	February 28, 2024
Carla C. Chavarria

/s/ John J. Harris	Director	February 28, 2024
John J. Harris

/s/ Ralph R. Kauten	Director	February 28, 2024
Ralph R. Kauten

/s/ W. Kent Lorenz	Director	February 28, 2024
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 28, 2024
Daniel P. Olszewski

/s/ Carol P. Sanders	Director	February 28, 2024
Carol P. Sanders