Form 10-Q
period 2024-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2024-04-26
CIK 1521951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 22, 2024 was 8,288,707 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.
INDEX — FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
First Business Financial Services, Inc.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$25,056	$32,348
Short-term investments	46,984	107,162
Cash and cash equivalents	72,040	139,510
Securities available-for-sale, at fair value	314,114	297,006
Securities held-to-maturity, at amortized cost	8,131	8,503
Loans held for sale	4,855	4,589
Loans and leases receivable, net of allowance for credit losses of $32,799 and $31,275, respectively	2,878,065	2,818,986
Premises and equipment, net	6,268	6,190
Repossessed assets	317	247
Right-of-use assets, net	6,297	6,559
Bank-owned life insurance	55,948	55,536
Federal Home Loan Bank stock, at cost	13,326	12,042
Goodwill and other intangible assets	11,950	12,023
Derivatives	69,703	55,597
Accrued interest receivable and other assets	90,344	91,058
Total assets	$3,531,358	$3,507,846
Liabilities and Stockholders’ Equity
Deposits	$2,755,406	$2,796,779
Federal Home Loan Bank advances and other borrowings	381,718	330,916
Lease liabilities	8,664	8,954
Derivatives	61,133	51,949
Accrued interest payable and other liabilities	26,649	29,660
Total liabilities	3,233,570	3,218,258
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at March 31, 2024 and December 31, 2023, respectively	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,426,316 and 9,418,463 shares issued, 8,306,573 and 8,314,778 shares outstanding at March 31, 2024 and December 31, 2023, respectively	95	95
Additional paid-in capital	91,312	90,616
Retained earnings	237,270	230,728
Accumulated other comprehensive loss	(12,176)	(13,717)
Treasury stock, 1,119,743 and 1,103,685 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(30,705)	(30,126)
Total stockholders’ equity	297,788	289,588
Total liabilities and stockholders’ equity	$3,531,358	$3,507,846

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$51,549	$39,814
Securities	2,794	1,590
Short-term investments	1,440	660
Total interest income	55,783	42,064
Interest expense
Deposits	23,837	12,430
Federal Home Loan Bank advances and other borrowings	2,435	2,929
Total interest expense	26,272	15,359
Net interest income	29,511	26,705
Provision for credit losses	2,326	1,561
Net interest income after provision for credit losses	27,185	25,144
Non-interest income
Private wealth management service fees	3,111	2,654
Gain on sale of Small Business Administration loans	195	476
Service charges on deposits	940	682
Loan fees	847	803
Increase in cash surrender value of bank-owned life insurance	412	366
Net loss on sale of securities	(8)	—
Swap fees	198	557
Other non-interest income	1,062	2,872
Total non-interest income	6,757	8,410
Non-interest expense
Compensation	16,157	15,908
Occupancy	607	631
Professional fees	1,571	1,343
Data processing	1,018	875
Marketing	818	628
Equipment	345	295
Computer software	1,418	1,183
FDIC insurance	610	394
Other non-interest expense	798	510
Total non-interest expense	23,342	21,767
Income before income tax expense	10,600	11,787
Income tax expense	1,752	2,808
Net income	8,848	8,979
Preferred stock dividend	219	219
Net income available to common shareholders	$8,629	$8,760
Earnings per common share
Basic	$1.04	$1.05
Diluted	1.04	1.05
Dividends declared per share	0.2500	0.2275
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Net income	$8,848	$8,979
Other comprehensive income
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(2,861)	3,762
Reclassification adjustment for net loss realized in net income	8	—
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	1	2
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	4,922	(1,562)
Income tax expense	(529)	(563)
Total other comprehensive income	1,541	1,639
Comprehensive income	$10,389	$10,618
See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2022	8,362,085	$11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	8,979	—	—	8,979
Other comprehensive income	—	—	—	—	—	1,639	—	1,639
Share-based compensation - restricted shares and employee stock purchase plan	(426)	—	—	634	—	—	—	634
Issuance of common stock under the employee stock purchase plan	1,005	—	—	27	—	—	—	27
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,906)	—	—	(1,906)
Treasury stock purchased	(56,394)	—	—	—	—	—	(1,860)	(1,860)
Balance at March 31, 2023	8,306,270	$11,992	$94	$88,173	$209,008	$(13,671)	$(29,015)	$266,581

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2023	8,314,778	$11,992	$95	$90,616	$230,728	$(13,717)	$(30,126)	$289,588
Net income	—	—	—	—	8,848	—	—	8,848
Other comprehensive income	—	—	—	—	—	1,541	—	1,541
Share-based compensation - restricted shares and employee stock purchase plan	6,940	—	—	665	—	—	—	665
Issuance of common stock under the employee stock purchase plan	913	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2500 per share)	—	—	—	—	(2,087)	—	—	(2,087)
Treasury stock purchased	(16,058)	—	—	—	—	—	(579)	(579)
Balance at March 31, 2024	8,306,573	$11,992	$95	$91,312	$237,270	$(12,176)	$(30,705)	$297,788

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Operating activities
Net income	$8,848	$8,979
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	2,268	312
Provision for credit losses	2,326	1,561
Depreciation, amortization and accretion, net	791	912
Share-based compensation	665	634
Net loss on disposal of fixed assets	10	—
Gain on disposal of lease equipment	—	1
Net loss on sale of securities	8	—
Amortization of tax credit investments	1,296	436
Bank-owned life insurance policy income	(412)	(366)
Origination of loans for sale	(37,213)	(27,639)
Sale of loans originated for sale	37,142	28,049
Gain on sale of loans originated for sale	(195)	(476)
Net loss on repossessed assets	86	6
Return on investment in limited partnerships	644	1,690
Excess tax benefit expense from share-based compensation	90	137
Net payments on operating lease liabilities	(385)	(355)
Net increase (decrease) in accrued interest receivable and other assets	977	(5,738)
Net (decrease) increase in accrued interest payable and other liabilities	(8,263)	1,766
Net cash provided by operating activities	8,683	9,909
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	11,814	4,574
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	369	1,169
Proceeds from sale of available-for-sale securities	7,533	—
Purchases of available-for-sale securities	(39,332)	(25,924)
Net increase in loans and leases	(61,454)	(96,356)
Investments in limited partnerships	(600)	(650)
Returns of investments in limited partnerships	—	4
Investment in tax credit investments	(195)	(3,090)
Distribution from tax credit investments	57	—
Proceeds from sale of tax credit	731	—
Investment in Federal Home Loan Bank stock	(1,284)	(11,644)
Proceeds from the sale of Federal Home Loan Bank stock	—	16,369
Purchases of leasehold improvements and equipment, net	(397)	(798)
Proceeds from sale of leasehold improvements and equipment	30	—
Net cash used in investing activities	(82,728)	(116,346)
Financing activities
Net (decrease) increase in deposits	(41,373)	308,635
Repayment of Federal Home Loan Bank advances	(95,450)	(810,350)
Proceeds from Federal Home Loan Bank advances	146,200	701,470
Net increase (decrease) in long-term borrowed funds	52	(6,069)
Cash dividends paid	(2,087)	(1,906)
Preferred stock dividends paid	(219)	(219)

Proceeds from issuance of common stock under ESPP	31	27
Purchase of treasury stock	(579)	(1,860)
Net cash provided by financing activities	6,575	189,728
Net (decrease) increase in cash and cash equivalents	(67,470)	83,291
Cash and cash equivalents at the beginning of the period	139,510	102,682
Cash and cash equivalents at the end of the period	$72,040	$185,973
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$26,323	$13,010
Net income taxes paid (received)	7	(7)
Non-cash investing and financing activities:
Transfer of loans to repossessed assets	157	—
See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of March 31, 2024, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.
The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-02 “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force).” The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The ASU is effective for annual and interim periods beginning after December 15, 2023. The Corporation adopted the standard effective January 1, 2024. The implementation did not have a material effect on the Consolidated Financial Statements.
In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This update is intended to improve the relevance and usefulness of financial information for investors and other users by incorporating certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Corporation is assessing the impact of the standard.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update enhances the transparency and decision usefulness of income tax disclosures by providing better information regarding exposure to potential changes in jurisdictional tax legislation and related forecasting and cash flow opportunities. This update is effective for fiscal years beginning after December 15, 2024. The Corporation is assessing the impact of the standard.

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

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$8,848	$8,979
Less: preferred stock dividends	219	219
Less: earnings allocated to participating securities	214	238
Basic earnings allocated to common shareholders	$8,415	$8,522
Weighted-average common shares outstanding, excluding participating securities	8,125,319	8,148,525
Basic earnings per common share	$1.04	$1.05

Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$8,415	$8,522
Weighted-average diluted common shares outstanding, excluding participating securities	8,125,319	8,148,525
Diluted earnings per common share	$1.04	$1.05

Note 3 — Share-Based Compensation
The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2024, 274,242 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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
Restricted stock activity for the year ended December 31, 2023 and the three months ended March 31, 2024 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2022	133,317	$27.95	57,435	$32.89	6,105	$25.92	196,857	$29.32
Granted (1)	—	—	34,840	35.79	54,955	34.43	89,795	34.96
Vested	(56,931)	27.03	(36,120)	31.31	(3,253)	26.06	(96,304)	28.60
Forfeited	(4,435)	30.20	—	—	(820)	36.42	(5,255)	31.17
Nonvested balance as of December 31, 2023	71,951	28.53	56,155	35.70	56,987	33.97	185,093	32.38
Granted (1)	—	—	17,025	42.89	46,025	36.08	63,050	32.78
Vested	(32,211)	26.87	—	—	(13,264)	34.47	(45,475)	29.09
Forfeited	(5,085)	30.33	—	—	(3,875)	36.30	(8,960)	32.91
Nonvested balance as of March 31, 2024	34,655	$29.81	73,180	$37.37	85,873	$34.92	193,708	$34.93
Unrecognized compensation cost (in thousands)	$911		$1,559		$2,709		$5,179
Weighted average remaining recognition period (in years)	1.59		2.15		3.20		2.60
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

During the three months ended March 31, 2024, the Corporation issued 913 shares of common stock under the ESPP. As of March 31, 2024, 229,725 shares remained available for issuance under the ESPP.
Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Share-based compensation expense	$665	$634

Note 4 — Securities
The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,239	$—	$(410)	13,829
U.S. government agency securities - government-sponsored enterprises	15,901	—	(463)	15,438
Municipal securities	40,304	—	(5,007)	35,297
Residential mortgage-backed securities - government issued	105,331	409	(2,871)	102,869
Residential mortgage-backed securities - government-sponsored enterprises	127,841	145	(11,754)	116,232
Commercial mortgage-backed securities - government issued	2,823	—	(469)	2,354
Commercial mortgage-backed securities - government-sponsored enterprises	32,603	44	(4,552)	28,095
	$339,042	$598	$(25,526)	$314,114

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,158	$7	$(389)	$13,776
U.S. government agency securities - government-sponsored enterprises	27,986	35	(455)	27,566
Municipal securities	40,407	—	(4,526)	35,881
Residential mortgage-backed securities - government issued	69,441	1,000	(2,385)	68,056
Residential mortgage-backed securities - government-sponsored enterprises	131,321	281	(10,769)	120,833
Commercial mortgage-backed securities - government issued	2,995	—	(470)	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	32,774	65	(4,470)	28,369
	$319,082	$1,388	$(23,464)	$297,006

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,017	$—	$(57)	$3,960
Residential mortgage-backed securities - government issued	1,114	—	(73)	1,041
Residential mortgage-backed securities - government-sponsored enterprises	996	—	(57)	939
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(96)	1,908
	$8,131	$—	$(283)	$7,848

	As of December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,210	$4	$(41)	$4,173
Residential mortgage-backed securities - government issued	1,211	—	(76)	1,135
Residential mortgage-backed securities - government-sponsored enterprises	1,078	—	(53)	1,025
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(82)	1,922
	$8,503	$4	$(252)	$8,255

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold five available-for-sale securities during the three months ended March 31, 2024. There were no sales of available-for-sale securities during the three months ended March 31, 2023.

At March 31, 2024 and December 31, 2023, securities with a fair value of $33.0 million and $45.4 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$18,655	$18,645	$870	$870
Due in one year through five years	19,674	18,259	3,147	3,090
Due in five through ten years	10,553	9,736	—	—
Due in over ten years	21,562	17,924	—	—
	70,444	64,564	4,017	3,960
Residential mortgage-backed securities	233,172	219,101	2,110	1,980
Commercial mortgage-backed securities	35,426	30,449	2,004	1,908
	$339,042	$314,114	$8,131	$7,848

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2024 and December 31, 2023. At March 31, 2024, the Corporation held 182 available-for-sale securities that were in an unrealized loss position, 159 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three months ended March 31, 2024 and 2023, management concluded that in all instances securities with fair value less than carrying value was due to market and other factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$9,252	$3	$4,577	$407	$13,829	$410
U.S. government agency securities - government-sponsored enterprises	10,381	20	5,057	443	15,438	463
Municipal securities	—	—	35,297	5,007	35,297	5,007
Residential mortgage-backed securities - government issued	37,001	409	17,270	2,462	54,271	2,871
Residential mortgage-backed securities - government-sponsored enterprises	20,280	331	86,461	11,423	106,741	11,754
Commercial mortgage-backed securities - government issued	—	—	2,354	469	2,354	469
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	27,102	4,552	27,102	4,552
	$76,914	$763	$178,118	$24,763	$255,032	$25,526

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,595	$389	$4,595	$389
U.S. government agency securities - government-sponsored enterprises	13,370	30	3,076	425	16,446	455
Municipal securities	—	—	35,881	4,526	35,881	4,526
Residential mortgage-backed securities - government issued	13,178	160	13,819	2,225	26,997	2,385
Residential mortgage-backed securities - government-sponsored enterprises	19,925	285	78,086	10,484	98,011	10,769
Commercial mortgage-backed securities - government issued	—	—	2,525	470	2,525	470
Commercial mortgage-backed securities - government-sponsored enterprises	893	20	26,465	4,450	27,358	4,470
	$47,366	$495	$164,447	$22,969	$211,813	$23,464

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2024 and December 31, 2023. At March 31, 2024, the Corporation held 25 held-to-maturity securities that were in an unrealized loss position, 21 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2024 and 2023.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,655	$12	$1,765	$45	$3,420	$57
Residential mortgage-backed securities - government issued	—	—	1,041	73	1,041	73
Residential mortgage-backed securities - government-sponsored enterprises	—	—	939	57	939	57
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,908	96	1,908	96
	$1,655	$12	$5,653	$271	$7,308	$283

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,424	$4	$2,234	$37	$3,658	$41
Residential mortgage-backed securities - government issued	—	—	1,135	76	1,135	76
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,025	53	1,025	53
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,922	82	1,922	82
	$1,424	$4	$6,316	$248	$7,740	$252

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	March 31, 2024	December 31, 2023
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$263,748	$256,479
Commercial real estate — non-owner occupied	792,858	773,494
Construction	202,382	193,080
Multi-family	453,321	450,529
1-4 family	27,482	26,289
Total commercial real estate	1,739,791	1,699,871
Commercial and industrial	1,120,779	1,105,835
Consumer and other	50,020	44,312
Total gross loans and leases receivable	2,910,590	2,850,018
Less:
Allowance for loan losses	32,799	31,275
Deferred loan fees and costs, net	(274)	(243)
Loans and leases receivable, net	$2,878,065	$2,818,986
Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended March 31, 2024, and 2023, was $2.1 million and $5.0 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three months ended March 31, 2024, and 2023, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans at March 31, 2024, and December 31, 2023, was $80.8 million and $84.2 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended March 31, 2024, and 2023, was $34.8 million and $22.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans at March 31, 2024, and December 31, 2023, was $302.8 million and $279.5 million, respectively. As of March 31, 2024, and December 31, 2023, the total amount of the Corporation’s partial ownership of these transferred loans on the unaudited Consolidated Balance Sheets was $376.8 million and $367.4 million, respectively. As of March 31, 2024 and December 31, 2023, the non-SBA originated participation portfolio contained no non-performing loans. The Corporation does not share in the participant’s portion of any potential charge-offs.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-performing loans by class of receivable, and considering certain credit quality indicators:

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$4,587	$39,361	$46,629	$38,100	$44,415	$88,783	$1,118	$262,993
II	—	—	—	—	—	303	—	303
III	—	—	—	—	—	452	—	452
IV	—	—	—	—	—	—	—	—
Total	$4,587	$39,361	$46,629	$38,100	$44,415	$89,538	$1,118	$263,748

Commercial real estate — non-owner occupied
Category
I	$14,263	$71,834	$76,485	$72,049	$87,338	$368,191	$34,705	$724,865
II	—	—	—	2,289	2,227	43,867	—	48,383
III	—	680	—	—	—	18,930	—	19,610
IV	—	—	—	—	—	—	—	—
Total	$14,263	$72,514	$76,485	$74,338	$89,565	$430,988	$34,705	$792,858

Construction
Category
I	$10,982	$85,216	$64,039	$8,845	$739	$6,148	$10,688	$186,657
II	—	—	—	—	—	—	—	—
III	—	—	454	9,289	5,713	269	—	15,725
IV	—	—	—	—	—	—	—	—
Total	$10,982	$85,216	$64,493	$18,134	$6,452	$6,417	$10,688	$202,382

Multi-family
Category
I	$19,964	$77,049	$42,927	$69,755	$103,163	$137,451	$3,012	$453,321
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$19,964	$77,049	$42,927	$69,755	$103,163	$137,451	$3,012	$453,321

1-4 family
Category
I	$599	$4,231	$7,395	$2,642	$2,340	$3,004	$7,251	$27,462
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	20	—	20
Total	$599	$4,231	$7,395	$2,642	$2,340	$3,024	$7,251	$27,482

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total

Commercial and industrial
Category
I	$62,280	$281,217	$128,662	$76,007	$34,882	$41,167	$434,523	$1,058,738
II	4,161	1,778	5,952	839	255	264	5,287	18,536
III	—	1,277	7,612	1,802	1,403	4,989	6,613	23,696
IV	—	2,593	6,366	1,221	523	1,627	7,479	19,809
Total	$66,441	$286,865	$148,592	$79,869	$37,063	$48,047	$453,902	$1,120,779

Consumer and other
Category
I	$6,738	$5,873	$8,182	$3,068	$12,139	$5,989	$8,031	$50,020
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,738	$5,873	$8,182	$3,068	$12,139	$5,989	$8,031	$50,020

Total Loans
Category
I	$119,413	$564,781	$374,319	$270,466	$285,016	$650,733	$499,328	$2,764,056
II	4,161	1,778	5,952	3,128	2,482	44,434	5,287	67,222
III	—	1,957	8,066	11,091	7,116	24,640	6,613	59,483
IV	—	2,593	6,366	1,221	523	1,647	7,479	$19,829
Total	$123,574	$571,109	$394,703	$285,906	$295,137	$721,454	$518,707	$2,910,590

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$31,637	$43,156	$38,803	$44,704	$22,078	$72,774	$451	$253,603
II	—	—	—	260	—	—	—	260
III	—	—	—	—	—	2,616	—	2,616
IV	—	—	—	—	—	—	—	—
Total	$31,637	$43,156	$38,803	$44,964	$22,078	$75,390	$451	$256,479

Commercial real estate — non-owner occupied
Category
I	$71,857	$76,689	$72,660	$78,212	$66,262	$314,970	$32,478	$713,128
II	—	—	2,302	2,252	19,838	16,274	—	40,666
III	—	—	—	—	—	19,700	—	19,700
IV	—	—	—	—	—	—	—	—
Total	$71,857	$76,689	$74,962	$80,464	$86,100	$350,944	$32,478	$773,494

Construction
Category
I	$63,660	$83,161	$8,542	$744	$433	$6,528	$15,011	$178,079
II	—	—	9,289	5,712	—	—	—	15,001
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$63,660	$83,161	$17,831	$6,456	$433	$6,528	$15,011	$193,080

Multi-family
Category
I	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529

1-4 family
Category
I	$4,242	$7,684	$2,672	$2,359	$443	$2,805	$6,062	$26,267
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	22	—	22
Total	$4,242	$7,684	$2,672	$2,359	$443	$2,827	$6,062	$26,289

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Category
I	$302,612	$144,167	$85,504	$38,164	$20,151	$26,490	$415,301	$1,032,389
II	1,496	5,280	785	353	94	219	5,706	13,933
III	1,093	7,168	1,882	5,919	3,861	3,957	15,058	38,938
IV	1,482	6,519	1,319	321	133	1,644	9,157	20,575
Total	$306,683	$163,134	$89,490	$44,757	$24,239	$32,310	$445,222	$1,105,835

Consumer and other
Category
I	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312

Total Loans
Category
I	$564,860	$404,711	$281,402	$289,670	$134,341	$542,295	$481,028	$2,698,307
II	1,496	5,280	12,376	8,577	19,932	16,493	5,706	69,860
III	1,093	7,168	1,882	5,919	3,861	26,273	15,058	61,254
IV	1,482	6,519	1,319	321	133	1,666	9,157	$20,597
Total	$568,931	$423,678	$296,979	$304,487	$158,267	$586,727	$510,949	$2,850,018
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
The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$263,748	$263,748
Non-owner occupied	—	—	—	—	792,858	792,858
Construction	—	—	—	—	202,382	202,382
Multi-family	—	—	—	—	453,321	453,321
1-4 family	—	—	—	—	27,482	27,482
Commercial and industrial	2,071	480	16,745	19,296	1,101,483	1,120,779
Consumer and other	—	—	—	—	50,020	50,020
Total	$2,071	$480	$16,745	$19,296	$2,891,294	$2,910,590
Percent of portfolio	0.07%	0.02%	0.57%	0.66%	99.34%	100.00%

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$256,479	$256,479
Non-owner occupied	—	—	—	—	773,494	773,494
Construction	—	—	—	—	193,080	193,080
Multi-family	—	—	—	—	450,529	450,529
1-4 family	—	—	—	—	26,289	26,289
Commercial and industrial	3,430	1,041	18,347	22,818	1,083,017	1,105,835
Consumer and other	—	—	—	—	44,312	44,312
Total	$3,430	$1,041	$18,347	$22,818	$2,827,200	$2,850,018
Percent of portfolio	0.12%	0.04%	0.64%	0.80%	99.20%	100.00%

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of:

	March 31, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	20	—	—
Total commercial real estate	20	—	—
Commercial and industrial	9,305	10,504	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$9,325	$10,504	$—

	December 31, 2023
	Non-accrual With No Allowance for Credit Loss	Non-accrual	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	22	—
Total commercial real estate	—	22	—
Commercial and industrial	9,690	10,885	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$9,690	$10,907	$—

	March 31, 2024	December 31, 2023
Total non-accrual loans and leases to gross loans and leases	0.68%	0.72%
Allowance for credit losses to gross loans and leases	1.19	1.16
Allowance for credit losses to non-accrual loans and leases	174.64	160.21

The following table presents the amortized cost basis of the non-accrual, collateral-dependent commercial and industrial loans as of:

	March 31, 2024	December 31, 2023
	(In Thousands)
Inventory	$1,120	$8,879
Equipment	4,753	3,740
Real Estate	140	46
Accounts Receivable	6,359	278
Other	1,191	1,348
Total	$13,563	$14,291
Occasionally, the Corporation modifies loans to borrowers in financial distress. There were six commercial and industrial loans for a total of $1.1 million and two commercial real estate non-owner occupied loans for a total of $5.9 million modified during the three months ended March 31, 2024. The modifications consisted of payment deferrals and modified loan repayment schedules. Of these modified loans, two are included in total non-performing loans and are currently between zero and 300 days past due as of March 31, 2024. No loans were modified during the three months ended March 31, 2023. There was one commercial and industrial loan to borrowers experiencing financial distress for a total of $283,000 that was modified during the previous 12 months and which subsequently defaulted during three months ended March 31, 2024. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2024.
Allowance for Credit Losses
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in the Corporation’s Form 10-K for the year ended December 31, 2023.
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
•Prepayments and curtailments – Prepayments and curtailments are calculated based on the Corporation’s own data. This analysis is updated semi-annually.
•Forecast and reversion – the Corporation has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.
•Economic forecast – the Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2023, the Corporation selected a forecast which estimates unemployment between 3.89% and 4.04% and GDP growth change between 1.29% and 2.32% over the next four quarters. As of March 31, 2024, the Corporation selected a forecast which estimates unemployment between 3.96% and 4.10% and GDP growth change between 1.43% and 2.99% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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
•The quality of the Corporation’s credit review function; and
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics.

ACL Activity
A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(899)	(22)	(921)
Recoveries	1	—	—	—	110	116	—	227
Net recoveries (charge-offs)	1	—	—	—	110	(783)	(22)	(694)
Provision for credit losses	35	566	412	28	(64)	1,289	60	2,326
Ending balance	$1,576	$6,202	$2,537	$3,599	$312	$19,914	$489	$34,629
Components:
Allowance for credit losses on loans	1,562	6,164	1,515	3,588	282	19,250	438	32,799
Allowance for credit losses on unfunded credit commitments	14	38	1,022	11	30	664	51	1,830
Total ACL	$1,576	$6,202	$2,537	$3,599	$312	$19,914	$489	$34,629

	As of and for the Three Months Ended March 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(166)	—	(166)
Recoveries	—	1	—	—	—	95	11	107
Net recoveries (charge-offs)	—	1	—	—	—	(71)	11	(59)
Provision for credit losses	94	99	(155)	653	59	700	111	1,561
Ending balance	$1,656	$4,966	$2,287	$2,901	$221	$14,905	$614	$27,550
Components:
Allowance for credit losses on loans	$1,636	$4,915	$1,586	$2,892	$201	$14,348	$562	$26,140
Allowance for credit losses on unfunded credit commitments	20	51	701	9	20	557	52	1,410
Total ACL	$1,656	$4,966	$2,287	$2,901	$221	$14,905	$614	$27,550

ACL Summary
Loans collectively evaluated for credit losses in the following tables include all performing loans at March 31, 2024 and December 31, 2023. Loans individually evaluated for credit losses include all non-performing loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of March 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,562	$6,164	$1,515	$3,588	$282	$12,632	$438	$26,181
Individually evaluated for credit loss	—	—	—	—	—	6,618	—	6,618
Total	$1,562	$6,164	$1,515	$3,588	$282	$19,250	$438	$32,799
Loans and lease receivables:
Collectively evaluated for credit losses	$263,748	$792,858	$202,382	$453,321	$27,462	$1,100,970	$50,020	$2,890,761
Individually evaluated for credit loss	—	—	—	—	20	19,809	—	19,829
Total	$263,748	$792,858	$202,382	$453,321	$27,482	$1,120,779	$50,020	$2,910,590

	As of December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi-Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,525	$5,596	$1,244	$3,562	$221	$12,743	$395	$25,286
Individually evaluated for credit loss	—	—	—	—	22	5,967	—	5,989
Total	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Loans and lease receivables:
Collectively evaluated for credit losses	$256,479	$773,494	$193,080	$450,529	$26,267	$1,085,260	$44,312	$2,829,421
Individually evaluated for credit loss	—	—	—	—	22	20,575	—	20,597
Total	$256,479	$773,494	$193,080	$450,529	$26,289	$1,105,835	$44,312	$2,850,018

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

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Operating lease cost	$357	$382
Short-term lease cost	37	63
Variable lease cost	141	150
Less: sublease income	—	(45)
Total lease cost, net	$535	$550

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.55	7.70
Weighted-average discount rate	3.66%	3.61%
The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2024	$1,139
2025	1,408
2026	1,400
2027	1,427
2028	1,113
Thereafter	3,600
Total undiscounted cash flows	10,087
Discount on cash flows	(1,423)
Total lease liability	$8,664

Note 7 — Other Assets
A summary of accrued interest receivable and other assets was as follows:

	March 31, 2024	December 31, 2023
	(In Thousands)
Accrued interest receivable	$13,650	$13,275
Net deferred tax asset	8,267	9,508
Investment in historic development entities	2,393	2,393
Investment in low-income housing development entities	31,471	33,303
Investment in limited partnerships	15,566	15,027
Prepaid expenses	5,309	4,269
Other assets	13,688	13,283
Total accrued interest receivable and other assets	$90,344	$91,058
For the three months ended March 31, 2024 and 2023, the Corporation amortized tax credit investments of $1.3 million and $436,000 respectively, and recognized tax credits and other benefits for the three months ended March 31, 2024 and 2023 of $1.7 million and $586,000, respectively, within the income tax expense on the unaudited consolidated statements of income.

Note 8 — Deposits
The composition of deposits is shown below. Average balances represent year-to-date averages.

	March 31, 2024			December 31, 2023
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$400,267	$443,416	—%	$445,376	$453,930	—%
Interest-bearing transaction accounts	818,080	862,896	3.92	895,319	689,500	3.44
Money market accounts	813,467	761,893	3.97	711,245	681,336	3.25
Certificates of deposit	266,029	278,248	4.61	287,131	273,387	4.10
Wholesale deposits	457,563	457,536	4.03	457,708	346,285	4.14
Total deposits	$2,755,406	$2,803,989	3.40	$2,796,779	$2,444,438	2.92

A summary of annual maturities of core and wholesale certificates of deposit at March 31, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$494,093
2025	40,573
2026	50,383
2027	73,650
2028	12,821
Thereafter	2,072
$673,592

Wholesale deposits include $407.6 million and $50.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at March 31, 2024, compared to $407.7 million and $50.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2023. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2024 maturities above. As of March 31, 2024, the notional amount of derivatives designated as cash flow hedges totaled $306.3 million with a weighted average remaining maturity of 3.7 years and a weighted average rate of 3.95%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $102.2 million at March 31, 2024 and $120.2 million at December 31, 2023.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures
The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	March 31, 2024			December 31, 2023
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$3	5.37%
FHLB advances	332,250	287,307	2.39	281,500	351,990	2.52
Line of credit	—	—	—	—	38	7.26
Other borrowings	10	20	—	20	600	8.33
Subordinated notes and debentures	49,458	49,438	5.78	49,396	38,250	5.16
	$381,718	$336,765	2.89	$330,916	$390,881	2.79

A summary of annual maturities of borrowings at March 31, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$160,810
2025	48,000
2026	65,000
2027	28,000
2028	10,450
Thereafter	69,458
$381,718

As of March 31, 2024 and December 31, 2023, the Corporation had other borrowings of $10,000 and $20,000, respectively, which consisted of sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting. The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2024 maturities above. As of March 31, 2024, the notional amount of derivatives designated as cash flow hedges totaled $88.4 million with a weighted average remaining maturity of 2.4 years and a weighted average rate of 1.66%.
As of March 31, 2024 and December 31, 2023, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 20, 2024, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2025.
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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2024, the Board of Directors declared an aggregate preferred stock dividend of $219,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
As of March 31, 2024, the Corporation is obligated to fund $3.4 million related to an equity investment. The funding took place in April 2024.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $1.1 million at March 31, 2024, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Balance at the beginning of the period	$955	$441
SBA recourse provision (benefit)	126	(18)
Balance at the end of the period	$1,081	$423

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
Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,829	$—	$13,829
U.S. government agency securities - government-sponsored enterprises	—	15,438	—	15,438
Municipal securities	—	35,297	—	35,297
Residential mortgage-backed securities - government issued	—	102,869	—	102,869
Residential mortgage-backed securities - government-sponsored enterprises	—	116,232	—	116,232
Commercial mortgage-backed securities - government issued	—	2,354	—	2,354
Commercial mortgage-backed securities - government-sponsored enterprises	—	28,095	—	28,095
Interest rate swaps	—	69,703	—	69,703
Liabilities:
Interest rate swaps	—	61,133	—	61,133

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,776	$—	$13,776
U.S. government agency securities - government-sponsored enterprises	—	27,566	—	27,566
Municipal securities	—	35,881	—	35,881
Residential mortgage-backed securities - government issued	—	68,056	—	68,056
Residential mortgage-backed securities - government-sponsored enterprises	—	120,833	—	120,833
Commercial mortgage-backed securities - government issued	—	2,525	—	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	—	28,369	—	28,369
Interest rate swaps	—	55,597	—	55,597
Liabilities:
Interest rate swaps	—	51,949	—	51,949

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2024 or the year ended December 31, 2023 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$5,219	$5,219
Repossessed assets	—	—	317	317
Loan servicing rights	—	—	1,282	1,282

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$4,917	$4,917
Repossessed assets	—	—	247	247
Loan servicing rights	—	—	1,356	1,356

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $5.2 million and $4.9 million at March 31, 2024 and December 31, 2023, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 10% - 100% as of the measurement date of March 31, 2024. The weighted average of those unobservable inputs was 51%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.
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

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$72,040	$72,040	$72,040	$—	$—
Securities available-for-sale	314,114	314,114	—	314,114	—
Securities held-to-maturity	8,131	7,848	—	7,848	—
Loans held for sale	4,855	5,244	—	5,244	—
Loans and lease receivables, net	2,878,065	2,848,940	—	—	2,848,940
Federal Home Loan Bank stock	13,326	N/A	N/A	N/A	N/A
Accrued interest receivable	13,650	13,650	13,650	—	—
Interest rate swaps	69,703	69,703	—	69,703	—
Financial liabilities:
Deposits	2,755,406	2,754,078	2,081,814	672,264	—
Federal Home Loan Bank advances and other borrowings	381,718	370,486	—	370,486	—
Accrued interest payable	10,809	10,809	10,809	—	—
Interest rate swaps	61,133	61,133	—	61,133	—
Off-balance sheet items:
Standby letters of credit	162	162	—	—	162
N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$139,510	$139,510	$139,510	$—	$—
Securities available-for-sale	297,006	297,006	—	297,006	—
Securities held-to-maturity	8,503	8,255	—	8,255	—
Loans held for sale	4,589	4,956	—	4,956	—
Loans and lease receivables, net	2,818,986	2,789,731	—	—	2,789,731
Federal Home Loan Bank stock	12,042	N/A	N/A	N/A	N/A
Accrued interest receivable	13,275	13,275	13,275	—	—
Interest rate swaps	55,597	55,597	—	55,597	—
Financial liabilities:
Deposits	2,796,779	2,795,463	2,101,939	693,524	—
Federal Home Loan Bank advances and other borrowings	330,916	320,287	—	320,287	—
Accrued interest payable	10,860	10,860	10,860	—	—
Interest rate swaps	51,949	51,949	—	51,949	—
Off-balance sheet items:
Standby letters of credit	190	190	—	—	190
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

Note 13 — Derivative Financial Instruments
The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of March 31, 2024 and December 31, 2023, the credit valuation allowance was $117,000.
The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $61.1 million and gross derivative liability of $2.8 million as of March 31, 2024. No right of offset existed with the dealer counterparty swaps as of March 31, 2024.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2024 and 2023 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $4.8 million was recognized in other comprehensive income for the three months ended March 31, 2024 and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $1.4 million was recognized in other comprehensive income for the three months ended March 31, 2023 and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $140,000 was recognized in other comprehensive income for the three months ended March 31, 2024 and there was no ineffective portion of these hedges. A pre-tax unrealized loss of $175,000 was recognized in other comprehensive income for the three months ended March 31, 2023 and there was no ineffective portion of these hedges.

	As of March 31, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	18	$143,915	6.28	$2,759
Interest rate swap agreements on loans with third-party counterparties	104	$938,679	5.77	$58,374
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.03	$765
Interest rate swap related to wholesale funding	37	394,655	3.40	7,805
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	86	$794,764	5.68	$61,133

	As of December 31, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	25	$249,454	6.33	$7,904
Interest rate swap agreements on loans with third-party counter parties	106	939,156	6.06	43,234
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.28	$624
Interest rate swap related to wholesale funding	9	96,400	2.47	3,835
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	81	$689,702	5.96	$51,138
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	29	$306,255	3.89	$811

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

As of March 31, 2024, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$384,083	11.36%	$270,485	8.00%	$355,011	10.50%	N/A	N/A
First Business Bank	384,542	11.37	270,553	8.00	355,101	10.50	$338,191	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$299,707	8.86%	$202,864	6.00%	$287,390	8.50%	N/A	N/A
First Business Bank	349,624	10.34	202,915	6.00	287,462	8.50	$270,553	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$287,715	8.51%	$152,148	4.50%	$236,674	7.00%	N/A	N/A
First Business Bank	349,624	10.34	152,186	4.50	236,734	7.00	$219,824	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$299,707	8.45%	$141,847	4.00%	$141,847	4.00%	N/A	N/A
First Business Bank	349,624	9.86	141,889	4.00	141,889	4.00	$177,361	5.00%

	As of December 31, 2023
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$375,440	11.19%	$268,500	8.00%	$352,406	10.50%	N/A	N/A
First Business Bank	376,310	11.21	268,595	8.00	352,531	10.50	$335,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$293,338	8.74%	$201,375	6.00%	$285,281	8.50%	N/A	N/A
First Business Bank	343,604	10.23	201,446	6.00	285,382	8.50	$268,595	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$281,346	8.38%	$151,031	4.50%	$234,937	7.00%	N/A	N/A
First Business Bank	343,604	10.23	151,085	4.50	235,021	7.00	$218,233	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$293,338	8.43%	$139,145	4.00%	$139,145	4.00%	N/A	N/A
First Business Bank	343,604	9.87	139,262	4.00	139,262	4.00	$174,077	5.00%

(1)2024 and 2023 capital amounts include $677,000 and $1.0 million, respectively, of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

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
Forward-Looking Statements
    This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:
•Adverse changes in the economy or business conditions, either nationally or in our markets including, without limitation, inflation, economic downturn, labor shortages, wage pressures, and the adverse effects of public health events on the global, national, and local economy.
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
•Ongoing volatility in the banking sector may result in new legislation, regulations or policy changes that could subject the Corporation and the Bank to increased government regulation and supervision.
•The proportion of the Corporation’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk.
•The Corporation may be subject to increases in FDIC insurance assessments.
    These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and in this report, below, for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. These factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.
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
Financial Performance Summary

    Results as of and for the three months ended March 31, 2024 include:

•Net income available to common shareholders totaled $8.6 million, or diluted earnings per share of $1.04, for the three months ended March 31, 2024, compared to $8.8 million, or diluted earnings per share of $1.05, for the same period in 2023.
•Annualized return on average assets (“ROAA”) for the three months ended March 31, 2024 measured 0.98% compared to 1.17% for the same period in 2023.
•Return on average common equity (“ROACE”) is defined as net income available to common shareholders divided by average equity less average preferred stock. ROACE was 12.24% for the three months ended March 31, 2024, compared to 13.96% for the same period in 2023.
•Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROAA for the three months ended March 31, 2024 were $13.1 million and 1.49%, respectively, compared to $13.3 million and 1.79% in the same period in 2023.
•Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $793,000 for the three months ended March 31, 2024, compared to $651,000 for the same period in 2023.
•Net interest margin was 3.58% for the three months ended March 31, 2024 compared to 3.86% for the same period in 2023. Adjusted net interest margin, which excludes certain one-time and volatile items including fees in lieu of interest, was 3.43% for the three months ended March 31, 2024, compared to 3.74% for the same period in 2023.
•Top line revenue, defined as net interest income plus non-interest income, totaled $36.3 million for the three months ended March 31, 2024, compared to $35.1 million in the same period in 2023.
•Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 16.5% for the three months ended March 31, 2024 compared to 23.8% for the same period in 2023.
•Provision for credit losses was an expense of $2.3 million for the three months ended March 31, 2024 compared to an expense of $1.6 million for the same period in 2023.
•Total assets at March 31, 2024 increased $23.5 million, or 2.7% annualized, to $3.531 billion from $3.508 billion at December 31, 2023.
•Period-end gross loans and leases receivable increased $60.6 million, or 8.5% annualized, to $2.911 billion as of March 31, 2024 compared to $2.850 billion as of December 31, 2023. Average gross loans and leases of $2.887 billion increased $406.3 million, or 16.4%, for the three months ended March 31, 2024, compared to $2.481 billion for the same period in 2023.
•Non-performing assets were $20.1 million and 0.57% of total assets as of March 31, 2024, compared to $20.8 million and 0.59% of total assets as of December 31, 2023.
•The allowance for credit losses, including reserve for unfunded credit commitments, increased $1.6 million compared to December 31, 2023. The allowance for credit losses increased to 1.19% of total loans, compared to 1.16% at December 31, 2023.
•Period-end core deposits at March 31, 2024 decreased $41.2 million to $2.298 billion from $2.339 billion as of December 31, 2023. Average core deposits of $2.346 billion increased $345.9 million, or 17.3%, for the three months ended March 31, 2024, compared to $2.001 billion for the same period in 2023.

•Private wealth and trust assets under management and administration increased by $198.7 million, or 25.5% annualized, to $3.320 billion at March 31, 2024, compared to $3.122 billion at December 31, 2023. Private wealth trust assets under management and administration increased $516.1 million, or 18.4%, compared to the same period in 2023.

Results of Operations
Top Line Revenue
    Top line revenue, comprised of net interest income and non-interest income, increased $1.2 million, or 3.3%, for the three months ended March 31, 2024, compared to the same period in 2023, due to a 10.5% increase in net interest income partially offset by a 19.7% decrease in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding partially offset by net interest margin compression. The decrease in non-interest income was due to decreases in returns on investments in mezzanine funds, commercial loan swap fee income, and gains on the sale of SBA loans, partially offset by an increase in trust fee income and service charges on deposits.
    The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$29,511	$26,705	$2,806	10.5%
Non-interest income	6,757	8,410	(1,653)	(19.7)
Top line revenue	$36,268	$35,115	$1,153	3.3
Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Common Equity (“ROACE”)
    ROAA for the three months ended March 31, 2024 decreased to 0.98%, compared to 1.17% for the three months ended March 31, 2023. The decrease in ROAA was due to increases in credit loss provision and operating expenses and a decrease in non interest income, partially offset by an increase in net interest income. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.
    ROACE for the three months ended March 31, 2024 was 12.24%, compared to 13.96% for the three months ended March 31, 2023. The reasons for the change in ROACE are consistent with the net income variance explanation as discussed under ROAA above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.
Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings
    Efficiency ratio measured 63.76% for the three months ended March 31, 2024, compared to 62.02% for the three ended March 31, 2023, respectively, as the percentage increase in operating expenses exceeded the percentage increase in top line revenue resulting in negative quarterly operating leverage compared to the prior year period. The percentage increase in operating revenue was negatively impacted by net interest margin compression during the periods of comparison. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for three months ended March 31, 2024 was $13.1 million, compared to $13.3 million for the three months ended March 31, 2023, respectively. PTPP adjusted earnings is defined as operating revenue less operating expense. The decrease in PTPP for the three months ended March 31, 2024 was primarily driven by an increase in operating expenses and net interest margin compression. The decrease in non-interest income was partially offset by an increase in net interest income driven by growth in average loans and leases outstanding. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the credit loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROACE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.
    Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$23,342	$21,767	$1,575	7.2%
Less:
Net (gain) loss on repossessed assets	86	6	80	NM
SBA recourse provision	126	(18)	144	NM
Total operating expense (a)	$23,130	$21,779	$1,351	6.2
Net interest income	$29,511	$26,705	$2,806	10.5
Total non-interest income	6,757	8,410	(1,653)	(19.7)
Less:
Net loss on sale of securities	(8)	—	(8)	NM
Adjusted non-interest income	6,765	8,410	(1,645)	(19.6)
Operating revenue (b)	$36,276	$35,115	$1,161	3.3
Efficiency ratio	63.76%	62.02%

Pre-tax, pre-provision adjusted earnings (b-a)	$13,146	$13,336	$(190)	(1.4)
Average total assets	$3,527,941	$2,984,600	$543,341	18.2
Pre-tax, pre-provision adjusted return on average assets	1.49%	1.79%
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

    The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2024 compared to the same period in 2023. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2024 Compared to 2023
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$3,297	$3,106	$6,403
Commercial and industrial loans(1)	1,163	4,004	5,167
Consumer and other loans(1)	117	48	165
Total loans and leases receivable	4,577	7,158	11,735
Mortgage-related securities	522	484	1,006
Other investment securities	119	79	198
FHLB and FRB Stock	290	(335)	(45)
Short-term investments	65	760	825
Total net change in income on interest-earning assets	5,573	8,146	13,719
Interest-bearing liabilities
Transaction accounts	2,127	2,480	4,607
Money market accounts	2,635	433	3,068
Certificates of deposit	674	419	1,093
Wholesale deposits	(85)	2,724	2,639
Total deposits	5,351	6,056	11,407
FHLB advances	(77)	(667)	(744)
Other borrowings	73	177	250
Total net change in expense on interest-bearing liabilities	5,347	5,566	10,913
Net change in net interest income	$226	$2,580	$2,806
(1)The average balances of loans and leases include non-performing loans and leases and loans held for sale.

    The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2024 and 2023. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,721,186	$28,120	6.54%	$1,518,053	$21,717	5.72%
Commercial and industrial loans(1)	1,115,724	22,724	8.15	916,457	17,557	7.66
Consumer and other loans(1)	50,544	705	5.58	46,690	540	4.63
Total loans and leases receivable(1)	2,887,454	51,549	7.14	2,481,200	39,814	6.42
Mortgage-related securities(2)	241,940	2,276	3.76	182,494	1,270	2.78
Other investment securities(3)	67,980	518	3.05	55,722	320	2.30
FHLB and FRB stock	12,271	282	9.19	17,125	327	7.64
Short-term investments	85,072	1,158	5.44	28,546	333	4.67
Total interest-earning assets	3,294,717	55,783	6.77	2,765,087	42,064	6.09
Non-interest-earning assets	233,224			219,513
Total assets	$3,527,941			$2,984,600
Interest-bearing liabilities
Transaction accounts	$862,896	8,447	3.92	$567,435	3,840	2.71
Money market accounts	761,893	7,565	3.97	699,314	4,497	2.57
Certificates of deposit	278,248	3,210	4.61	236,083	2,117	3.59
Wholesale deposits	457,536	4,615	4.03	187,784	1,976	4.21
Total interest-bearing deposits	2,360,573	23,837	4.04	1,690,616	12,430	2.94
FHLB advances	287,307	1,717	2.39	398,109	2,461	2.47
Other borrowings	49,457	718	5.81	36,794	468	5.09
Total interest-bearing liabilities	2,697,337	26,272	3.90	2,125,519	15,359	2.89
Non-interest-bearing demand deposit accounts	443,416			497,770
Other non-interest-bearing liabilities	93,307			98,347
Total liabilities	3,234,060			2,721,636
Stockholders’ equity	293,881			262,964
Total liabilities and stockholders’ equity	$3,527,941			$2,984,600
Net interest income		$29,511			$26,705
Interest rate spread			2.88%			3.19%
Net interest-earning assets	$597,380			$639,568
Net interest margin			3.58%			3.86%
Average interest-earning assets to average interest-bearing liabilities	122.15%			130.09%
Return on average assets(4)	0.98			1.17
Return on average equity(4)	12.24			13.96
Average equity to average assets	8.33			8.81
Non-interest expense to average assets(4)	2.65			2.92
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
(4)Represents annualized yields/rates.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three months ended March 31, 2024 and 2023. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

	For the Three Months Ended March 31,
	2024	2023
Asset and Liability Beta Analysis	Average Yield/Rate (4)		Increase (Decrease)
Total loans and leases receivable (a)	7.14%	6.42%	0.72%
Total interest-earning assets(b)	6.77%	6.09%	0.68%
Adjusted total loans and leases receivable (1)(c)	7.03%	6.31%	0.72%
Adjusted total interest-earning assets (1)(d)	6.68%	5.99%	0.69%
Total core deposits(e)	3.28%	2.09%	1.19%
Total bank funding(f)	3.31%	2.30%	1.01%
Net interest margin(g)	3.58%	3.86%	(0.28)%
Adjusted net interest margin(h)	3.43%	3.74%	(0.31)%

Effective fed funds rate (3)(i)	5.33%	4.51%	0.82%

Beta Calculations:
Total loans and leases receivable(a)/(i)			88.12%
Total interest-earning assets(b)/(i)			83.83%
Adjusted total loans and leases receivable (1)(c)/(i)			87.52%
Adjusted total interest-earning assets (1)(d)/(i)			83.57%
Total core deposits(e)/(i)			145.12%
Total bank funding(2)(f)/(i)			121.95%
(1)Excluding fees in lieu of interest.
(2)Total bank funding represents total deposits plus FHLB advances.
(3)Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF] retrieved from FRED, Federal Reserve Bank of St. Louis.
(4)Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended March 31, 2024 and 2023

    Net interest income increased $2.8 million, or 10.5%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in net interest income reflected an increase in average gross loans and leases and fees in lieu of interest, partially offset by net interest margin compression. Fees in lieu of interest, which vary from quarter to quarter, totaled $793,000 for the three months ended March 31, 2024, compared to $651,000 for the same period in 2023. Excluding fees in lieu of interest, net interest income for the three months ended March 31, 2024 increased $2.7 million, or 10.2%. Average gross loans and leases for the three months ended March 31, 2024 increased $406.3 million, or 16.4%, compared to the three months ended March 31, 2023.
The yield on average loans and leases for the three months ended March 31, 2024 was 7.14%, compared to 6.42% for the three months ended March 31, 2023. Excluding the impact of loan fees in lieu of interest, the yield on average loans and leases for the three months ended March 31, 2024 was 7.03%, compared to 6.31% for the three months ended March 31, 2023. The yield on average interest-earning assets for the three months ended March 31, 2024 measured 6.77%, compared to 6.09% for the three months ended March 31, 2023. Excluding loan fees in lieu of interest, the yield on average interest-earning assets for the three months ended March 31, 2024 was 6.68%, compared to 5.99% for the three months ended March 31, 2023. The increase in yields was primarily due to rising rates on variable-rate loans, following the Federal Open Market Committee’s (“FOMC”) decision to raise the target Fed Funds rate 50 basis points over the period of comparison, as well as the reinvestment of cash flows from the securities and fixed-rate loan portfolios in a rising rate environment. The daily average effective federal funds rate for the three months ended March 31, 2024 increased 82 basis points, compared to the same period in 2023. This equates to an interest-earning asset beta of 83.83%, for the three months ended March 31, 2024.

The rate paid on average interest-bearing core deposits for the three months ended March 31, 2024 increased to 4.04%, from 2.78% for the three months ended March 31, 2023. The average rate paid on total interest-bearing liabilities for the three months ended March 31, 2024 increased to 3.90%, from 2.89% for the three months ended March 31, 2023. Total interest-bearing liabilities include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes and debentures payable, and other borrowings. The average rates paid increased due to the increase in short-term market rates, the replacement of maturing wholesale funds at higher fixed rates, and client movement from non-interest bearing to interest bearing core deposit products. This equates to an interest-bearing liability beta of 122.63%, for the three months ended March 31, 2024.
Net interest margin decreased to 3.58% for the three months ended March 31, 2024, compared to 3.86% for the three months ended March 31, 2023. The primary driver of the reduction in net interest margin was increased funding costs, partially offset by an increase in earning asset yields. Adjusted net interest margin measured 3.43% for the three months ended March 31, 2024, compared to 3.74% for the three months ended March 31, 2023. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.
Management believes its success in growing core deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports our long-term profitability goals. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. Management believes net interest margin is nearing a floor. In the current interest rate environment, we expect net interest margin will approach our previous long-term target of 3.50%. Over time, we expect our net interest margin to increase towards our new long-term target range of 3.60% to 3.65%.
Provision for Credit Losses
    We determine our provision for credit losses pursuant to our allowance for credit loss methodology. It is based on a reasonable and supportable forecast as well as considerations for composition, risk, and performance indicators in our credit portfolio. Refer to Allowance for Credit Losses, below, for further information regarding our allowance for credit loss methodology.
The Corporation recognized $2.3 million of provision expense for the three months ended March 31, 2024 compared to expense of $1.6 million for the three months ended March 31, 2023. The provision expense for the three months ended March 31, 2024 consisted of a $740,000 increase due to qualitative factors, net charge-offs of $694,000, a $629,000 increase in specific reserves, and an increase of $354,000 related to loan growth; partially offset by a $199,000 benefit due to the improved economic outlook in our model forecast. The increase in qualitative factors was driven primarily by higher-than-target growth in several loan portfolios. Similar to the second half of 2023, the additional specific reserves and charge-offs were primarily related to defaults by transportation and logistics borrowers in our Equipment Finance loan portfolio, which management believes is consistent with the cyclical nature of this industry. The Company expects continued stress within this group of borrowers in 2024.
The following table shows the components of the provision for credit losses for the three months ended March 31, 2024 compared to the same periods in 2023.

	For the Three Months Ended March 31,
	2024	2023
	(In Thousands)
Change in qualitative factor changes	$740	$9
Change in quantitative factor changes	(199)	474
Charge-offs	921	166
Recoveries	(227)	(107)
Change in reserves on individually evaluated loans, net	629	(36)
Change due to loan growth, net	354	979
Change in unfunded credit commitment reserves	108	76
Total provision for credit losses	$2,326	$1,561

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
Comparison of Non-Interest Income for the Three Months Ended March 31, 2024 and 2023
Non-Interest Income
    Non-interest income decreased $1.7 million, or 19.7%, to $6.8 million for the three months ended March 31, 2024 compared to $8.4 million for the same period in 2023. The decrease in total non-interest income for the three months ended March 31, 2024 was due to decreases in mezzanine fund investment income, commercial loan swap fee income, and gains on sale of SBA loans, partially offset by an increase in Private Wealth fee income and service charges on deposits.
Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 18.6% of total revenues for the three months ended March 31, 2024, compared to 23.9% for the three months ended March 31, 2023.
    The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$3,111	$2,654	$457	17.2%
Gain on sale of SBA loans	195	476	(281)	(59.0)
Service charges on deposits	940	682	258	37.8
Loan fees	847	803	44	5.5
Increase in cash surrender value of bank-owned life insurance	412	366	46	12.6
Net loss on sale of securities	(8)	—	(8)	NM
Swap fees	198	557	(359)	(64.5)
Other non-interest income	1,062	2,872	(1,810)	(63.0)
Total non-interest income	$6,757	$8,410	$(1,653)	(19.7)
Fee income ratio(1)	18.6%	23.9%
(1)     Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).
    Private Wealth fee income increased $457,000, or 17.2%, for the three months ended March 31, 2024, compared to the same period in 2023. Private Wealth fee income is primarily driven by the amount of assets under management and administration, as well as the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of March 31, 2024, private wealth and trust assets under management and administration totaled $3.320 billion, increasing $516.1 million, or 18.4%, compared to $2.804 billion as of March 31, 2023, as an increase in market values was bolstered by new client relationships and new money from existing clients.
Other non-interest income decreased $1.8 million, or 63.0%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease for the three months ended March 31, 2024, was primarily due to the timing of returns from the Corporation’s investments in mezzanine funds.
Commercial loan interest rate swap fee income decreased $359,000, or 64.5%, for the three months ended March 31, 2024, compared to the same period in 2023. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $938.7 million as of March 31, 2024, compared to $939.2 million and $787.8 million as of December 31, 2023 and March 31, 2023, respectively. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on loan activity and the interest rate environment in any given quarter.
Gain on sale of SBA loans decreased $281,000, or 59.0%, for the three months ended March 31, 2024, compared to the same period in 2023. Management expects the SBA loan sales pipeline to build throughout the year as production increases and previously closed commitments fully fund and become eligible for sale.
Service charges on deposits increased $258,000, or 37.8%, for the three months ended March 31, 2024, compared to the same period in 2023, driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $130,000, or 9.2% for the three months ended March 31, 2024, compared to the same period in 2023. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.
Comparison of Non-Interest Expense for the Three Months Ended March 31, 2024 and 2023
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2024 increased by $1.6 million, or 7.2%, compared to the same period in 2023. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.4 million, or 6.2%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase in operating expense was primarily due to an increase in most major categories.
The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Compensation	$16,157	$15,908	$249	1.6%
Occupancy	607	631	(24)	(3.8)
Professional fees	1,571	1,343	228	17.0
Data processing	1,018	875	143	16.3
Marketing	818	628	190	30.3
Equipment	345	295	50	16.9
Computer software	1,418	1,183	235	19.9
FDIC insurance	610	394	216	54.8
Other non-interest expense	798	510	288	56.5
Total non-interest expense	$23,342	$21,767	$1,575	7.2
Total operating expense(1)	$23,130	$21,779	$1,351	6.2
Full-time equivalent employees	348	341

(1)Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.
    Compensation expense for the three months ended March 31, 2024 increased $249,000, or 1.6%, compared to the three months ended March 31, 2023. The increase in compensation expense was primarily due to an increase in average FTEs and annual merit increases and promotions. These increases were partially offset by a decrease in incentive compensation due to relatively lower production and a decrease in 401k expense. Excluding incentive compensation and 401k expense, which can vary, compensation for the three months ended March 31, 2024 increased $761,000, or 5.5%, compared to the three months ended March 31, 2023 which is more in line with our recent annual market and merit increases. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended March 31, 2024 increasing to 346, up 1.8%, compared to 340 for the three months ended March 31, 2023.
Computer software expense increased $235,000, or 19.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to continued investment in technology to support the Company’s growth initiatives.

Professional fees increased $228,000, or 17.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in recruiting expense and an increase in other professional consulting services for various projects.
FDIC insurance for the three months ended March 31, 2024 increased $216,000, or 54.8%, compared to the three months ended March 31, 2023. The increase was primarily due to asset growth and an increase in the usage of brokered deposits in lieu of FHLB advances, commensurate with our funding strategy to match-fund fixed-rate loans.
Marketing expense increased $190,000, or 30.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in business development efforts and advertising projects commensurate with the Company’s growth initiatives.
Data processing increased $143,000, or 16.3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in core processing costs commensurate with loan and deposit account growth, private wealth and trust asset growth, and various project implementations.
Other non-interest expense for the three months ended March 31, 2024 increased $288,000, or 56.5%, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in SBA recourse provision, travel expenses, and other loan related costs, partially offset by a decrease in liquidation expenses.
Income Taxes
    Income tax expense totaled $1.8 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023. Income tax expense included a $376,000 net benefit from tax credit investments, compared to a $149,000 benefit in the prior year period. The effective tax rate, including the benefit from Low-Income Housing Tax Credits, for the three months ended March 31, 2024 was 16.5% compared to 23.8% for the same period in 2023. The Corporation expects to report an effective tax rate between 17% and 19% for 2024.
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

Financial Condition
General
    Total assets increased by $23.5 million, or 0.7%, to $3.531 billion as of March 31, 2024 compared to $3.508 billion at December 31, 2023. The increase in total assets was primarily driven by an increase in loans and leases receivable and available-for-sale securities, partially offset by a reduction in short-term investments. Total liabilities increased by $15.3 million, or 0.5%, to $3.234 billion at March 31, 2024 compared to $3.218 billion at December 31, 2023. The increase in total liabilities was principally due to an increase in FHLB advances partially offset by a reduction in deposits. Total stockholders’ equity increased by $8.2 million, or 2.8%, to $297.8 million at March 31, 2024 compared to $289.6 million at December 31, 2023. The increase in total stockholders’ equity was due to retention of earnings and unrealized gains on interest rate swaps, partially offset by dividends paid to common and preferred stockholders and unrealized losses on available-for-sale securities.
Cash and Cash Equivalents
    Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks decreased $7.3 million to $25.1 million at March 31, 2024 from $32.3 million at December 31, 2023. Short-term investments decreased by $60.2 million to $47.0 million at March 31, 2024 from $107.2 million at December 31, 2023. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of March 31, 2024 and December 31, 2023, interest-bearing deposits held at the FRB were $46.6 million and $106.8 million, respectively.

Securities
    Total securities, including available-for-sale and held-to-maturity, increased by $16.7 million, or 5.5%, to $322.2 million, or 9.1% of total assets at March 31, 2024 compared to $305.5 million, or 8.7% of total assets at December 31, 2023. During the three months ended March 31, 2024 the Corporation recognized unrealized losses of $2.9 million before income taxes through other comprehensive income, compared to unrealized gains of $3.8 million for the same period in 2023. The unrealized losses in the current period were driven by the increase in interest rates. As of March 31, 2024 and December 31, 2023, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.3 years and 5.6 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.
    We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of March 31, 2024.
Loans and Leases Receivable
    Period-end loans and leases receivable, net of allowance for credit losses, increased by $59.1 million, or 8.4% annualized to $2.878 billion at March 31, 2024 from $2.819 billion at December 31, 2023 primarily driven by commercial loan growth. Management expects to manage loan growth towards our long term target of 10%.
C&I loans increased $14.9 million, or 5.6% annualized, to $1.121 billion. The increase was due to growth in traditional commercial lending, Equipment Finance, and Floorplan Financing products.
Total commercial real estate (“CRE”) loans increased $39.9 million, or 9.4% annualized, to $1.740 billion. The increase was primarily due to an increase in non-owner occupied CRE and owner occupied CRE in our Wisconsin markets.
CRE loans represented 59.8% and 59.6% of our total loans as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, 15.2% of the CRE loans were owner-occupied CRE, compared to 15.1% as of December 31, 2023. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.
We continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for core deposit, treasury management, and private wealth management relationships which generate additional fee revenue.
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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of March 31,		As of December 31,
	2024		2023
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$263,748	9.1%	$256,479	9.0%
Commercial real estate — non-owner occupied	792,858	27.2	773,494	27.1
Construction	202,382	7.0	193,080	6.8
Multi-family	453,321	15.6	450,529	15.8
1-4 family	27,482	0.9	26,289	0.9
Total commercial real estate	1,739,791	59.8	1,699,871	59.6
Commercial and industrial	1,120,779	38.5	1,105,835	38.8
Consumer and other	50,020	1.7	44,312	1.6
Total gross loans and leases receivable	2,910,590	100.0%	2,850,018	100.0%
Less:
Allowance for credit losses	32,799		31,275
Deferred loan fees and costs, net	(274)		(243)
Loans and leases receivable, net	$2,878,065		$2,818,986

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of March 31, 2024:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	5%	28%	18%	10%	39%	100%
Commercial real estate — non-owner occupied	71%(1)	1%	11%	—%	17%	100%
Commercial and industrial	3%	34%	16%	12%	35%	100%
(1) Includes approximately $285 million of office real estate, or 9.8% of gross loans.
See Asset Quality for further discussion of industry-specific risks.

Deposits
Deposit composition

	As of
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Non-interest-bearing transaction accounts	$400,267	$445,376	$430,011	$419,294	$471,904
Interest-bearing transaction accounts	818,080	895,319	779,789	719,198	612,500
Money market accounts	813,467	711,245	694,199	641,969	662,157
Certificates of deposit	266,029	287,131	285,265	293,283	308,191
Wholesale deposits	457,563	457,708	467,743	455,108	422,088
Total deposits	$2,755,406	$2,796,779	$2,657,007	$2,528,852	$2,476,840

Uninsured deposits	$995,428	$994,687	$916,083	$867,397	$974,242
Less: uninsured deposits collateralized by pledged assets	16,622	17,051	28,873	37,670	32,468
Total uninsured, net collateralized deposits	$978,806	$977,636	$887,210	$829,727	$941,774
% of total deposits	35.5%	35.0%	33.4%	32.8%	38.0%
    As of March 31, 2024, total period-end deposits decreased by $41.4 million to $2.755 billion from $2.797 billion at December 31, 2023, primarily due to decreases of $77.2 million, $45.1 million, and $21.1 million in interest bearing transaction accounts, non-interest bearing transaction accounts, and certificate of deposit accounts, respectively. These decreases were partially offset by a $102.2 million increase in money market accounts.

As of March 31, 2024, total period-end core deposits decreased $41.2 million, or 7.0% annualized, to $2.298 billion, compared to $2.339 billion at December 31, 2023. The decline in period-end balances is due to the delayed receipt of a significant core deposit which typically occurs near the end of the month. Including this recurring deposit inflow received by the Bank on April 1, period-end core deposits increased $24.2 million, or 4.1% annualized. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will contribute to a net increase in deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.
    Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, increased $345.9 million, or 17.3%, to $2.346 billion for the three months ended March 31, 2024 compared to $2.001 billion for the three months ended March 31, 2023.
FHLB Advances and Other Borrowings
    As of March 31, 2024, FHLB advances and other borrowings increased by $50.8 million, or 15.4%, to $381.7 million from $330.9 million at December 31, 2023. The increase reflects the temporary funding need due to the delayed recurring core deposit inflow the Bank did not receive until April 1. As average deposit balances have increased, we have been able to reduce our usage of FHLB advances. In addition, we have strategically reduced our usage of FHLB advances in favor of wholesale deposits to increase the Bank’s readily accessible liquidity. We will continue to utilize FHLB advances and wholesale deposits to manage interest rate risk, liquidity, and contingency funding.
As of March 31, 2024 and December 31, 2023, the Corporation had other borrowings of $10,000, and $20,000 respectively, which consisted of a sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting.

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
Preferred Stock
The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of March 31, 2024 and December 31, 2023.
The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2024, the Corporation paid $219,000, in preferred cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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
As of March 31, 2024, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $938.7 million, compared to $939.2 million as of December 31, 2023. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between May 2024 and July 2040. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2024, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $2.8 million and liability of $61.1 million compared to a derivative asset of $7.9 million and liability of $51.1 million as of December 31, 2023. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between May 2024 and July 2040. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $58.4 million as of March 31, 2024, compared to a net derivative asset of $43.2 million as of December 31, 2023. The gross amount of dealer counterparty swaps as of March 31, 2024, without regard to the enforceable master netting agreement, was a gross derivative asset of $61.1 million, compared to a gross derivative liability of $7.9 million and gross derivative asset of $51.1 million as of December 31, 2023.
The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on issuances of short-term FHLB advances or purchases of wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of March 31, 2024, the aggregate notional value of interest rate swaps designated as cash flow hedges was $394.7 million. These interest rate swaps mature between July 2024 and October 2034. A pre-tax unrealized gain of $4.8 million was recognized in other comprehensive income for the three months ended March 31, 2024, and there was no ineffective portion of these hedges.
The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of March 31, 2024, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $140,000 was recognized in other comprehensive income for the three months ended March 31, 2024, and there was no ineffective portion of these hedges.
For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality
Non-performing Assets
    Total non-performing assets consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	20	22
Total non-performing commercial real estate	20	22
Commercial and industrial	19,809	20,575
Consumer and other	—	—
Total non-accrual loans and leases	19,829	20,597
Repossessed assets, net	317	247
Total non-performing assets	$20,146	$20,844

Total non-accrual loans and leases to gross loans and leases	0.68%	0.72%
Total non-performing assets to gross loans and leases plus repossessed assets, net	0.69	0.73
Total non-performing assets to total assets	0.57	0.59
Allowance for credit losses to gross loans and leases	1.19	1.16
Allowance for credit losses to non-accrual loans and leases	174.64	160.21
Non-performing loans decreased $768,000, to $19.8 million at March 31, 2024, compared to $20.6 million at December 31, 2023. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.68% and 0.72% at March 31, 2024 and December 31, 2023, respectively. The change in non-performing assets was driven by charge-offs in the Equipment Finance pool and a paydown in the Asset-Based Lending (ABL) pool within the C&I portfolio segment. We continue to expect full repayment related to the $7.5 million ABL loan that defaulted in 2023. Excluding this credit, non-performing assets totaled $12.7 million, or 0.36% of total assets in the current quarter and $12.0 million, or 0.34% of total assets in the prior quarter. The recent increase in the Equipment Finance pool, for which defaults and liquidations are not atypical, was due to a cyclical increase in past-due balances.
    We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.57% and 0.59% at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.3% and 99.2%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries:
•Transportation and Logistics, Equipment Finance - 2% of total loans - Management considered the following: 9% of Equipment Finance Transportation loans are rated Category IV and defaults from these borrowers are driving an increase in charge-offs and new reserves. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate
•Transportation and Logistics, other than Equipment Finance - 3% of total loans - Management considered the following: Less than 1% of the Transportation loans outside of Equipment Finance are rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.
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
    As of March 31, 2024, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

    The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2024	2023	2023
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$9,325	$1,037	$9,691
Individually evaluated loans and leases with specific reserves required	10,504	2,375	10,906
Total individually evaluated loans and leases	19,829	3,412	20,597
Less: Specific reserves (included in allowance for credit losses)	6,618	1,622	5,990
Net non-accrual loans and leases	$13,211	$1,790	$14,607
Average non-accrual loans and leases	$20,541	$3,536	$10,450
Foregone interest income attributable to non-accrual loans and leases	$591	$78	$1,431
Less: Interest income recognized on non-accrual loans and leases	171	40	266
Net foregone interest income on non-accrual loans and leases	$420	$38	$1,165
Allowance for Credit Losses
    The allowance for credit losses, including unfunded commitment reserves, increased $1.6 million, or 5.2%, to $34.6 million as of March 31, 2024 from $33.0 million as of December 31, 2023. The allowance for credit losses as a percentage of gross loans and leases increased to 1.19% as of March 31, 2024 from 1.16% as of December 31, 2023.
    During the three months ended March 31, 2024, we recorded net charge-offs on individually evaluated loans and leases of $694,000, comprised of $921,000 of charge-offs and $227,000 of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves, may ultimately result in a charge-off under a variety of scenarios.
    As of March 31, 2024 and December 31, 2023, our ratio of allowance for credit losses to total non-accrual loans and leases was 174.64% and 160.21%, respectively. This ratio increased because of paydowns on non-accrual loans and an increase in general reserves. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for credit losses is measured more through collective characteristics of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further non-accrual loans, this ratio could fall if the non-accrual loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of March 31, 2024.
    To determine the level and composition of the allowance for credit losses, we break out the portfolio by segments with similar risk characteristics. First, we evaluate loans and leases for non-accrual classification. We analyze each loan and lease identified as non-accrual on an individual basis to determine a specific reserve based upon the estimated value of the underlying collateral for collateral-dependent loans, or alternatively, the present value of expected cash flows. For efficiency, smaller dollar value loans within the Equipment Finance pool are reserved based on a past-due criteria. Accruing loans may be evaluated individually. All loans not evaluated individually are evaluated collectively as part of a portfolio segment or portfolio segment and class. These collective evaluations utilized a reasonable and supportable forecast which includes projections of credit losses based on one of two established methods: discounted cash flow or weighted average remaining maturity. Each model includes a set of assumptions which are evaluated not less than annually by management. Further, the methodology also focuses on evaluation of several qualitative factors for each portfolio segment or portfolio segment and class, including but not limited to: product growth rates, management’s ongoing review and grading of the loan and lease portfolios, consideration of delinquency experience, changes in the size of the loan and lease portfolios, level of loans and leases subject to more frequent review by management, changes in underlying collateral, concentrations in specific industries, and other qualitative factors that could affect credit losses.
    When it is determined that we will not receive our entire contractual principal or the loss is confirmed, we record a charge against the allowance for credit loss reserve to bring the loan or lease to its net realizable value. It is typically part of our process to obtain appraisals on individually evaluated loans and leases that are primarily secured by real estate. As we complete new appraisals and/or market evaluations, in specific situations current fair values collateralizing certain collateral-dependent loans are inadequate to support the entire amount of the outstanding debt.
    As a result of our review process, we have concluded an appropriate allowance for credit losses for the loan and lease portfolio was $34.6 million, or 1.19% of gross loans and leases, at March 31, 2024. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. In addition, various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

    A summary of the activity in the allowance for credit losses follows:

	As of and for the Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands)
Allowance at beginning of period	$32,997	$24,230
Impact of adoption of ASC 326	—	1,818
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(900)	(166)
Consumer and other	(21)	—
Total charge-offs	(921)	(166)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	1	—
Commercial real estate — non-owner occupied	—	1
Construction	—	—
Multi-family	—	—
1-4 family	110	—
Commercial and industrial	116	95
Consumer and other	—	11
Total recoveries	227	107
Net recoveries	(694)	(59)
Provision for credit losses	2,326	1,561
Allowance at end of period	$34,629	$27,550
Components:
Allowance for credit losses on loans	$32,799	$26,140
Allowance for credit losses on unfunded credit commitments	1,830	1,410
Total ACL	$34,629	$27,550
Annualized net charge offs (recoveries) as a percent of average gross loans and leases	0.10%	0.01%

Liquidity and Capital Resources
    The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2024 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on March 31, 2024, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.
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
Sources of liquidity

	As of
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Short-term investments	$46,984	$107,162	$109,612	$80,510	$159,859
Collateral value of unencumbered pledged loans	340,639	367,471	315,067	265,884	296,393
Market value of unencumbered securities	288,965	259,791	236,618	217,074	200,332
Readily accessible liquidity	676,588	734,424	661,297	563,468	656,584

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	1,166,661	1,231,791	1,090,864	1,017,590	1,027,869
Total liquidity	$1,888,249	$2,011,215	$1,797,161	$1,626,058	$1,729,453
Total uninsured, net collateralized deposits	978,806	977,636	887,210	829,727	941,774
(1)Bank internal policy limits brokered CDs to 50% of total bank funding when combined with FHLB advances.
We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity decreased quarter over quarter. At March 31, 2024 and December 31, 2023, the Bank had $46.6 million and $106.8 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.
We had $789.8 million of outstanding wholesale funds at March 31, 2024, compared to $739.2 million of wholesale funds as of December 31, 2023, which represented 25.6% and 24.0%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

     Period-end core deposits decreased $41.2 million as of March 31, 2024, compared to December 31, 2023. The decrease was primarily due to decreases of $77.2 million, $45.1 million, and $21.1 million in interest bearing transaction accounts, non-interest bearing transaction accounts, and certificate of deposit accounts, respectively. These decreases were partially offset by a $102.2 million increase in money market accounts. The decline in period-end balances is due to the delayed receipt of a significant core deposit which typically occurs near the end of the month. Including this recurring deposit inflow received by the Bank on April 1, period-end core deposits increased $24.2 million. We will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other core deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2024.
    The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended March 31, 2024. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2024, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.
The Corporation has a shelf registration statement on file with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.
    During the three months ended March 31, 2024, operating activities resulted in a net cash inflow of $8.7 million, which included net income of $8.8 million. Net cash used by investing activities for the three months ended March 31, 2024 was $82.7 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in federal home loan bank stock. Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2024 primarily due to a net increase in deposits, partially offset by the repayment of FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements
    As of March 31, 2024, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. During the first quarter of 2024, the Corporation’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	March 31, 2024
Down 300	(0.51)%
Down 200	0.59
Down 100	0.41
No Change	—
Up 100	1.56
Up 200	3.29
Up 300	4.65
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
    The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
    There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table sets forth information about the Corporation's purchases of its common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	—
February 1, 2024 - February 29, 2024	16,058	36.06	—	—
March 1, 2024 - March 31, 2024	—	—	—	—
Total	16,058	36.06	—	—

(1)During the first quarter of 2024, the Corporation repurchased an aggregate 16,058 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.

Item 5. Other Information
During the three months ended March 31, 2024, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 26, 2024	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 26, 2024	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)