Form 10-Q
period 2024-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2024-07-26
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 22, 2024 was 8,294,589 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$26,400	$32,348
Short-term investments	54,680	107,162
Cash and cash equivalents	81,080	139,510
Securities available-for-sale, at fair value	308,852	297,006
Securities held-to-maturity, at amortized cost	7,082	8,503
Loans held for sale	6,507	4,589
Loans and leases receivable, net of allowance for credit losses of $33,088 and $31,275, respectively	2,952,326	2,818,986
Premises and equipment, net	6,381	6,190
Repossessed assets	54	247
Right-of-use assets, net	6,041	6,559
Bank-owned life insurance	56,351	55,536
Federal Home Loan Bank stock, at cost	11,901	12,042
Goodwill and other intangible assets	11,841	12,023
Derivatives	70,773	55,597
Accrued interest receivable and other assets	97,872	91,058
Total assets	$3,617,061	$3,507,846
Liabilities and Stockholders’ Equity
Deposits	$2,885,183	$2,796,779
Federal Home Loan Bank advances and other borrowings	327,855	330,916
Lease liabilities	8,361	8,954
Derivatives	61,821	51,949
Accrued interest payable and other liabilities	28,671	29,660
Total liabilities	3,311,891	3,218,258
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at June 30, 2024 and December 31, 2023	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,433,759 and 9,418,463 shares issued, 8,294,589 and 8,314,778 shares outstanding at June 30, 2024 and December 31, 2023, respectively	95	95
Additional paid-in capital	91,967	90,616
Retained earnings	245,431	230,728
Accumulated other comprehensive loss	(12,944)	(13,717)
Treasury stock, 1,139,170 and 1,103,685 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(31,371)	(30,126)
Total stockholders’ equity	305,170	289,588
Total liabilities and stockholders’ equity	$3,617,061	$3,507,846

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$53,892	$44,279	$105,441	$84,094
Securities	3,053	1,813	5,847	3,403
Short-term investments	965	1,069	2,405	1,729
Total interest income	57,910	47,161	113,693	89,226
Interest expense
Deposits	24,676	16,541	48,512	28,971
Federal Home Loan Bank advances and other borrowings	2,694	2,873	5,130	5,802
Total interest expense	27,370	19,414	53,642	34,773
Net interest income	30,540	27,747	60,051	54,453
Provision for credit losses	1,713	2,231	4,039	3,793
Net interest income after provision for credit losses	28,827	25,516	56,012	50,660
Non-interest income
Private wealth management service fees	3,461	2,893	6,571	5,547
Gain on sale of Small Business Administration loans	349	444	544	920
Service charges on deposits	951	766	1,890	1,448
Loan fees	826	905	1,674	1,708
Increase in cash surrender value of bank-owned life insurance	403	363	815	729
Net loss on sale of securities	—	(45)	(8)	(45)
Swap fees	157	977	355	1,534
Other non-interest income	1,278	1,071	2,341	3,943
Total non-interest income	7,425	7,374	14,182	15,784
Non-interest expense
Compensation	16,215	15,129	32,372	31,037
Occupancy	593	603	1,200	1,234
Professional fees	1,472	1,240	3,043	2,583
Data processing	1,182	1,061	2,200	1,936
Marketing	850	779	1,669	1,407
Equipment	335	355	680	650
Computer software	1,555	1,197	2,973	2,379
FDIC insurance	612	580	1,222	974
Other non-interest expense	1,065	1,087	1,863	1,598
Total non-interest expense	23,879	22,031	47,222	43,798
Income before income tax expense	12,373	10,859	22,972	22,646
Income tax expense	1,917	2,522	3,668	5,330
Net income	10,456	8,337	19,304	17,316
Preferred stock dividend	219	219	438	438
Net income available to common shareholders	$10,237	$8,118	$18,866	$16,878
Earnings per common share
Basic	$1.23	$0.98	$2.26	$2.02
Diluted	1.23	0.98	2.26	2.02
Dividends declared per share	0.25	0.2275	0.50	0.4550

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Net income	$10,456	$8,337	$19,304	$17,316
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities losses arising during the period	(644)	(4,015)	(3,505)	(252)
Reclassification adjustment for net loss realized in net income	—	45	8	45
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	—	1	1	3
Interest rate swaps:
Unrealized gains on interest rate swaps arising during the period	382	3,693	5,304	2,131
Income tax (expense) benefit	(506)	70	(1,035)	(494)
Total other comprehensive (loss) income	(768)	(206)	773	1,433
Comprehensive income	$9,688	$8,131	$20,077	$18,749

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2022	8,362,085	$11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	8,979	—	—	8,979
Other comprehensive income	—	—	—	—	—	1,639	—	1,639
Share-based compensation - restricted shares and employee stock purchase plan	(426)	—	—	634	—	—	—	634
Issuance of common stock under the employee stock purchase plan	1,005	—	—	27	—	—	—	27
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,906)	—	—	(1,906)
Treasury stock purchased	(56,394)	—	—	—	—	—	(1,860)	(1,860)
Balance at March 31, 2023	8,306,270	$11,992	$94	$88,173	$209,008	$(13,671)	$(29,015)	$266,581
Net income	—	—	—	—	8,337	—	—	8,337
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Share-based compensation - restricted shares and employee stock purchase plan	45,280	—	1	1,071	—	—	—	1,072
Issuance of common stock under the employee stock purchase plan	1,044	—	—	28	—	—	—	28
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.2275 per share)	—	—	—	—	(1,889)	—	—	(1,889)
Treasury stock purchased	(37,129)	—	—	—	—	—	(1,072)	(1,072)
Balance at June 30, 2023	8,315,465	$11,992	$95	$89,272	$215,237	$(13,877)	$(30,087)	$272,632

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2023	8,314,778	$11,992	$95	$90,616	$230,728	$(13,717)	$(30,126)	$289,588
Net income	—	—	—	—	8,848	—	—	8,848
Other comprehensive income	—	—	—	—	—	1,541	—	1,541
Share-based compensation - restricted shares and employee stock purchase plan	6,940	—	—	665	—	—	—	665
Issuance of common stock under the employee stock purchase plan	913	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,087)	—	—	(2,087)
Treasury stock purchased	(16,058)	—	—	—	—	—	(579)	(579)
Balance at March 31, 2024	8,306,573	$11,992	$95	$91,312	$237,270	$(12,176)	$(30,705)	$297,788
Net income	—	—	—	—	10,456	—	—	10,456
Other comprehensive loss	—	—	—	—	—	(768)	—	(768)
Share-based compensation - restricted shares and employee stock purchase plan	6,494	—	—	624	—	—	—	624
Issuance of common stock under the employee stock purchase plan	949	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,076)	—	—	(2,076)
Treasury stock purchased	(19,427)	—	—	—	—	—	(666)	(666)
Balance at June 30, 2024	8,294,589	$11,992	$95	$91,967	$245,431	$(12,944)	$(31,371)	$305,170

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
	(In Thousands)
Operating activities
Net income	$19,304	$17,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	565	510
Provision for credit losses	4,039	3,793
Depreciation, amortization and accretion, net	1,770	1,872
Share-based compensation	1,289	1,706
Net loss on disposal of fixed assets	10	73
Net loss on sale of securities	8	45
Amortization of tax credit investments	2,592	870
Bank-owned life insurance policy income	(815)	(729)
Origination of loans for sale	(66,160)	(64,032)
Sale of loans originated for sale	64,786	65,393
Gain on sale of loans originated for sale	(544)	(920)
Net loss on repossessed assets	151	4
Return on investment in limited partnerships	1,386	3,392
Excess tax benefit expense from share-based compensation	167	128
Net payments on operating lease liabilities	(771)	(709)
Net increase (decrease) in accrued interest receivable and other assets	761	(9,558)
Net (decrease) increase in accrued interest payable and other liabilities	(6,805)	3,307
Net cash provided by operating activities	21,733	22,461
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	35,410	10,047
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,415	2,797
Proceeds from sale of available-for-sale securities	7,533	5,084
Purchases of available-for-sale securities	(58,344)	(57,281)
Proceeds from sale of repossessed assets	18	25
Net increase in loans and leases	(137,217)	(231,661)
Investments in limited partnerships	(8,773)	(700)
Returns of investments in limited partnerships	—	4
Investment in tax credit investments	—	(9,598)
Distribution from tax credit investments	130	33
Proceeds from sale of tax credit	731	—
Investment in Federal Home Loan Bank stock	(8,529)	(24,375)
Proceeds from the sale of Federal Home Loan Bank stock	8,670	27,705
Purchases of leasehold improvements and equipment, net	(796)	(1,255)
Proceeds from sale of leasehold improvements and equipment	30	—
Net cash used in investing activities	(159,722)	(279,175)
Financing activities
Net increase in deposits	88,404	360,646
Repayment of Federal Home Loan Bank advances	(483,250)	(1,228,050)
Proceeds from Federal Home Loan Bank advances	480,100	1,147,375
Net increase (decrease) in long-term borrowed funds	89	(6,020)
Cash dividends paid	(4,163)	(3,795)
Preferred stock dividends paid	(438)	(438)
Proceeds from issuance of common stock under ESPP	62	55
Purchase of treasury stock	(1,245)	(2,932)
Net cash provided by financing activities	79,559	266,841
Net (decrease) increase in cash and cash equivalents	(58,430)	10,127
Cash and cash equivalents at the beginning of the period	139,510	102,682
Cash and cash equivalents at the end of the period	$81,080	$112,809
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$53,213	$30,478
Net income taxes paid	396	1,192
Non-cash investing and financing activities:
Transfer of repossessed assets to loans	23	—

See accompany Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of June 30, 2024, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).

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

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Corporation is one operating segment; therefore, we do not anticipate any impact to the financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$10,456	$8,337	$19,304	$17,316
Less: preferred stock dividends	219	219	438	438
Less: earnings allocated to participating securities	234	216	422	440
Basic earnings allocated to common shareholders	$10,003	$7,902	$18,444	$16,438
Weighted-average common shares outstanding, excluding participating securities	8,113,246	8,061,841	8,154,445	8,140,831
Basic earnings per common share	$1.23	$0.98	$2.26	$2.02
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$10,003	$7,902	$18,444	$16,438
Weighted-average diluted common shares outstanding, excluding participating securities	8,113,246	8,061,841	8,154,445	8,140,831
Diluted earnings per common share	$1.23	$0.98	$2.26	$2.02

Note 3 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2024, 267,882 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

Restricted stock activity for the year ended December 31, 2023 and the six months ended June 30, 2024 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2022	133,317	$27.95	57,435	$32.89	6,105	$25.92	196,857	$29.32
Granted (1)	—	—	34,840	35.79	54,955	34.43	89,795	34.96
Vested	(56,931)	27.03	(36,120)	31.31	(3,253)	26.06	(96,304)	28.60
Forfeited	(4,435)	30.20	—	—	(820)	36.42	(5,255)	31.17
Nonvested balance as of December 31, 2023	71,951	28.53	56,155	35.70	56,987	33.97	185,093	32.38
Granted (1)	—	—	27,614	34.76	63,577	29.90	91,191	31.37
Vested	(33,369)	26.87	(34,139)	25.43	(31,859)	20.76	(99,367)	24.42
Forfeited	(5,285)	30.26	—	—	(4,275)	36.29	(9,560)	32.96
Nonvested balance as of June 30, 2024	33,297	$29.92	49,630	$42.24	84,430	$35.77	167,357	$36.52
Unrecognized compensation cost (in thousands)	$744		$1,343		$2,670		$4,757
Weighted average remaining recognition period (in years)	1.39		1.96		2.89		2.39
(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the six months ended June 30, 2024, an additional 10,589 were issued related to actual performance results of previously granted awards.

Employee Stock Purchase Plan

The Corporation is authorized to issue up to 250,000 shares of common stock under the employee stock purchase plan ("ESPP"). The plan qualifies as an employee stock purchase plan under section 423 of the Internal Revenue Code of 1986. Under the ESPP, eligible employees may enroll in a three month offer period that begins January, April, July, and October of each year. Employees may elect to purchase a limited number of shares of the Corporation's common stock at 90% of the fair market value on the last day of the offering period. The ESPP is treated as a compensatory item for purposes of share-based compensation expense.

During the six months ended June 30, 2024, the Corporation issued 1,862 shares of common stock under the ESPP. As of June 30, 2024, 228,776 shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Share-based compensation expense	$624	$1,072	$1,289	$1,706

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$9,971	$—	$(388)	9,583
U.S. government agency securities - government-sponsored enterprises	8,500	—	(432)	8,068
Municipal securities	40,202	—	(5,340)	34,862
Residential mortgage-backed securities - government issued	104,595	213	(3,065)	101,743
Residential mortgage-backed securities - government-sponsored enterprises	135,939	193	(11,836)	124,296
Commercial mortgage-backed securities - government issued	2,770	—	(469)	2,301
Commercial mortgage-backed securities - government-sponsored enterprises	32,447	37	(4,485)	27,999
	$334,424	$443	$(26,015)	$308,852

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,158	$7	$(389)	$13,776
U.S. government agency securities - government-sponsored enterprises	27,986	35	(455)	27,566
Municipal securities	40,407	—	(4,526)	35,881
Residential mortgage-backed securities - government issued	69,441	1,000	(2,385)	68,056
Residential mortgage-backed securities - government-sponsored enterprises	131,321	281	(10,769)	120,833
Commercial mortgage-backed securities - government issued	2,995	—	(470)	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	32,774	65	(4,470)	28,369
	$319,082	$1,388	$(23,464)	$297,006

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,143	$—	$(71)	$3,072
Residential mortgage-backed securities - government issued	1,024	—	(68)	956
Residential mortgage-backed securities - government-sponsored enterprises	911	—	(53)	858
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(104)	1,900
	$7,082	$—	$(296)	$6,786

	As of December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,210	$4	$(41)	$4,173
Residential mortgage-backed securities - government issued	1,211	—	(76)	1,135
Residential mortgage-backed securities - government-sponsored enterprises	1,078	—	(53)	1,025
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(82)	1,922
	$8,503	$4	$(252)	$8,255

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the three months ended June 30, 2024 and 5 available-for-sale securities during the six months ended June 30, 2024. The Corporation sold 16 available-for-sale securities during the three and six months ended June 30, 2023.

At June 30, 2024 and December 31, 2023, securities with a fair value of $31.6 million and $45.4 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at June 30, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$7,486	$7,466	$739	$732
Due in one year through five years	20,859	19,404	2,404	2,340
Due in five through ten years	8,812	7,912	—	—
Due in over ten years	21,516	17,731	—	—
	58,673	52,513	3,143	3,072
Residential mortgage-backed securities	240,534	226,039	1,935	1,814
Commercial mortgage-backed securities	35,217	30,300	2,004	1,900
	$334,424	$308,852	$7,082	$6,786

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2024 and December 31, 2023. At June 30, 2024, the Corporation held 184 available-for-sale securities that were in an unrealized loss position, 164 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and six months ended June 30, 2024 and 2023, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,981	$4	$4,602	$384	$9,583	$388
U.S. government agency securities - government- sponsored enterprises	—	—	8,068	432	8,068	432
Municipal securities	—	—	34,862	5,340	34,862	5,340
Residential mortgage-backed securities - government issued	44,033	305	24,824	2,760	68,857	3,065
Residential mortgage-backed securities - government-sponsored enterprises	14,151	163	91,211	11,673	105,362	11,836
Commercial mortgage-backed securities - government issued	—	—	2,301	469	2,301	469
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	27,011	4,485	27,011	4,485
	$63,165	$472	$192,879	$25,543	$256,044	$26,015

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,595	$389	$4,595	$389
U.S. government agency securities - government- sponsored enterprises	13,370	30	3,076	425	16,446	455
Municipal securities	—	—	35,881	4,526	35,881	4,526
Residential mortgage-backed securities - government issued	13,178	160	13,819	2,225	26,997	2,385
Residential mortgage-backed securities - government-sponsored enterprises	19,925	285	78,086	10,484	98,011	10,769
Commercial mortgage-backed securities - government issued	—	—	2,525	470	2,525	470
Commercial mortgage-backed securities - government-sponsored enterprises	893	20	26,465	4,450	27,358	4,470
	$47,366	$495	$164,447	$22,969	$211,813	$23,464

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2024 and December 31, 2023. At June 30, 2024, the Corporation held 23 held-to-maturity securities that were in an unrealized loss position, 22 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$505	$3	$2,567	$68	$3,072	$71
Residential mortgage-backed securities - government issued	—	—	956	68	956	68
Residential mortgage-backed securities - government-sponsored enterprises	—	—	858	53	858	53
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,900	104	1,900	104
	$505	$3	$6,281	$293	$6,786	$296

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,424	$4	$2,234	$37	$3,658	$41
Residential mortgage-backed securities - government issued	—	—	1,135	76	1,135	76
Residential mortgage-backed securities - government-sponsored enterprises	—	—	1,025	53	1,025	53
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,922	82	1,922	82
	$1,424	$4	$6,316	$248	$7,740	$252

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	June 30, 2024	December 31, 2023
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$258,636	$256,479
Commercial real estate — non-owner occupied	777,704	773,494
Construction	229,181	193,080
Multi-family	470,176	450,529
1-4 family	39,680	26,289
Total commercial real estate	1,775,377	1,699,871
Commercial and industrial	1,161,711	1,105,835
Consumer and other	48,145	44,312
Total gross loans and leases receivable	2,985,233	2,850,018
Less:
Allowance for credit losses	33,088	31,275
Deferred loan fees and costs, net	(181)	(243)
Loans and leases receivable, net	$2,952,326	$2,818,986

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2024 and 2023, was $3.5 million and $4.9 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2024 and 2023, was $5.7 million and $9.8 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2024 and 2023, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans serviced by the Corporation at June 30, 2024, and December 31, 2023, was $74.1 million and $84.2 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2024 and 2023, was $23.8 million and $32.0 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. The total principal amount of transferred participation interests in other, non-SBA originated loans during the six months ended June 30, 2024 and 2023, was $58.6 million and $54.7 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total outstanding balance of these transferred loans serviced by the Corporation at June 30, 2024, and December 31, 2023, was $312.4 million and $279.5 million, respectively. As of June 30, 2024, and December 31, 2023, the total amount of the Corporation’s retained ownership of these transferred loans was $375.2 million and $367.4 million, respectively. As of June 30, 2024 and December 31, 2023, the non-SBA originated participation portfolio contained no non-accrual loans. The Corporation does not share in the participant’s portion of any potential charge-offs.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$4,462	$38,855	$45,831	$37,625	$43,147	$85,762	$1,601	$257,283
II	—	—	—	—	—	627	—	627
III	—	—	—	—	—	726	—	726
IV	—	—	—	—	—	—	—	—
Total	$4,462	$38,855	$45,831	$37,625	$43,147	$87,115	$1,601	$258,636
Commercial real estate — non-owner occupied
Category
I	$20,745	$69,397	$76,022	$71,520	$86,670	$355,584	$38,587	$718,525
II	—	—	—	2,273	2,202	38,409	—	42,884
III	—	664	—	—	—	15,631	—	16,295
IV	—	—	—	—	—	—	—	—
Total	$20,745	$70,061	$76,022	$73,793	$88,872	$409,624	$38,587	$777,704
Construction
Category
I	$34,511	$107,512	$48,498	$7,418	$734	$6,108	$9,813	$214,594
II	—	—	—	—	—	—	—	—
III	—	—	454	8,155	5,713	265	—	14,587
IV	—	—	—	—	—	—	—	—
Total	$34,511	$107,512	$48,952	$15,573	$6,447	$6,373	$9,813	$229,181
Multi-family
Category
I	$26,146	$71,764	$60,429	$69,456	$102,624	$136,857	$2,900	$470,176
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$26,146	$71,764	$60,429	$69,456	$102,624	$136,857	$2,900	$470,176
1-4 family
Category
I	$10,330	$4,221	$7,275	$2,624	$2,322	$2,670	$10,220	$39,662
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	18	—	18
Total	$10,330	$4,221	$7,275	$2,624	$2,322	$2,688	$10,220	$39,680
Commercial and industrial
Category
I	$139,782	$259,683	$119,737	$65,817	$30,702	$35,736	$442,498	$1,093,955
II	—	6,502	3,675	377	623	69	13,790	25,036
III	4,087	693	5,121	1,463	2,837	4,918	4,620	23,739
IV	—	3,224	5,840	959	468	2,033	6,457	18,981
Total	$143,869	$270,102	$134,373	$68,616	$34,630	$42,756	$467,365	$1,161,711
Consumer and other
Category
I	$6,701	$5,530	$7,929	$2,967	$11,798	$6,408	$6,812	$48,145
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,701	$5,530	$7,929	$2,967	$11,798	$6,408	$6,812	$48,145
Total Loans
Category
I	$242,677	$556,962	$365,721	$257,427	$277,997	$629,125	$512,431	$2,842,340
II	—	6,502	3,675	2,650	2,825	39,105	13,790	68,547
III	4,087	1,357	5,575	9,618	8,550	21,540	4,620	55,347
IV	—	3,224	5,840	959	468	2,051	6,457	18,999
Total	$246,764	$568,045	$380,811	$270,654	$289,840	$691,821	$537,298	$2,985,233

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$31,637	$43,156	$38,803	$44,704	$22,078	$72,774	$451	$253,603
II	—	—	—	260	—	—	—	260
III	—	—	—	—	—	2,616	—	2,616
IV	—	—	—	—	—	—	—	—
Total	$31,637	$43,156	$38,803	$44,964	$22,078	$75,390	$451	$256,479
Commercial real estate — non-owner occupied
Category
I	$71,857	$76,689	$72,660	$78,212	$66,262	$314,970	$32,478	$713,128
II	—	—	2,302	2,252	19,838	16,274	—	40,666
III	—	—	—	—	—	19,700	—	19,700
IV	—	—	—	—	—	—	—	—
Total	$71,857	$76,689	$74,962	$80,464	$86,100	$350,944	$32,478	$773,494
Construction
Category
I	$63,660	$83,161	$8,542	$744	$433	$6,528	$15,011	$178,079
II	—	—	9,289	5,712	—	—	—	15,001
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$63,660	$83,161	$17,831	$6,456	$433	$6,528	$15,011	$193,080
Multi-family
Category
I	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
1-4 family
Category
I	$4,242	$7,684	$2,672	$2,359	$443	$2,805	$6,062	$26,267
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	22	—	22
Total	$4,242	$7,684	$2,672	$2,359	$443	$2,827	$6,062	$26,289
Commercial and industrial
Category
I	$302,612	$144,167	$85,504	$38,164	$20,151	$26,490	$415,301	$1,032,389
II	1,496	5,280	785	353	94	219	5,706	13,933
III	1,093	7,168	1,882	5,919	3,861	3,957	15,058	38,938
IV	1,482	6,519	1,319	321	133	1,644	9,157	20,575
Total	$306,683	$163,134	$89,490	$44,757	$24,239	$32,310	$445,222	$1,105,835
Consumer and other
Category
I	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
Total Loans
Category
I	$564,860	$404,711	$281,402	$289,670	$134,341	$542,295	$481,028	$2,698,307
II	1,496	5,280	12,376	8,577	19,932	16,493	5,706	69,860
III	1,093	7,168	1,882	5,919	3,861	26,273	15,058	61,254
IV	1,482	6,519	1,319	321	133	1,666	9,157	20,597
Total	$568,931	$423,678	$296,979	$304,487	$158,267	$586,727	$510,949	$2,850,018

Each credit is evaluated for proper risk rating upon origination, at the time of each subsequent renewal, upon receipt and evaluation of updated financial information from the Corporation’s borrowers, or as other circumstances dictate. The Corporation primarily uses a nine grade risk rating system to monitor the ongoing credit quality of its loans and leases. The risk rating grades follow a consistent definition and are then applied to specific loan types based on the nature of the loan. Each risk rating is determined based on various quantitative and qualitative factors and is subject to various levels of review and concurrence on the stated risk rating. In addition to its nine grade risk rating system, the Corporation groups loans into four loan and related risk categories which determine the level and nature of review by management.

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

Category IV — Loans and leases in this category are non-accrual loans. Management has determined that it is unlikely that the Bank will receive the contractual principal and interest in accordance with the original terms of the agreement. Non-accrual loans are individually evaluated to assess the need for the establishment of specific reserves or charge-offs. When analyzing the adequacy of collateral, the Corporation obtains external appraisals at least annually. External appraisals are obtained from the Corporation’s approved appraiser listing and are independently reviewed to monitor the quality of such appraisals. To the extent a collateral shortfall position is present, a specific reserve or charge-off will be recorded. Loans and leases in this category are monitored by management and asset quality review committees on a monthly basis.

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$258,636	$258,636
Non-owner occupied	—	—	—	—	777,704	777,704
Construction	—	—	—	—	229,181	229,181
Multi-family	—	—	—	—	470,176	470,176
1-4 family	18	—	—	18	39,662	39,680
Commercial and industrial	4,539	1,163	8,483	14,185	1,147,526	1,161,711
Consumer and other	—	—	—	—	48,145	48,145
Total	$4,557	$1,163	$8,483	$14,203	$2,971,030	$2,985,233
Percent of portfolio	0.15%	0.04%	0.28%	0.47%	99.53%	100.00%

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$256,479	$256,479
Non-owner occupied	—	—	—	—	773,494	773,494
Construction	—	—	—	—	193,080	193,080
Multi-family	—	—	—	—	450,529	450,529
1-4 family	—	—	—	—	26,289	26,289
Commercial and industrial	3,430	1,041	18,347	22,818	1,083,017	1,105,835
Consumer and other	—	—	—	—	44,312	44,312
Total	$3,430	$1,041	$18,347	$22,818	$2,827,200	$2,850,018
Percent of portfolio	0.12%	0.04%	0.64%	0.80%	99.20%	100.00%

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of:

	June 30, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	18	—	—
Total commercial real estate	18	—	—
Commercial and industrial	9,546	9,435	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$9,564	$9,435	$—

	December 31, 2023
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	22	—
Total commercial real estate	—	22	—
Commercial and industrial	9,690	10,885	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$9,690	$10,907	$—

	June 30, 2024	December 31, 2023
Total non-accrual loans and leases to gross loans and leases	0.64%	0.72%
Allowance for credit losses to gross loans and leases	1.17	1.16
Allowance for credit losses to non-accrual loans and leases	183.96	160.21

The following table presents the amortized cost basis of the non-accrual, collateral-dependent commercial and industrial loans as of:

	June 30, 2024	December 31, 2023
	(In Thousands)
Inventory	$436	$8,879
Equipment	9,506	8,903
Real Estate	136	46
Accounts Receivable	6,021	278
Other	1,147	1,348
Total	$17,246	$19,454

Occasionally, the Corporation modifies loans to borrowers in financial distress. There were seven commercial and industrial loans for a total of $1.6 million and two commercial real estate non-owner occupied loans for a total of $5.9 million modified during the six months ended June 30, 2024. The modifications consisted of payment deferrals and modified loan repayment schedules. Of these modified loans, four are included in total non-performing loans and are currently between zero and 117 days past due as of June 30, 2024. There was one commercial and industrial loan for a total of $382,000 modified during the six months ended June 30, 2023. This modification consisted of a payment deferral. There was one commercial and industrial loan to borrowers experiencing financial distress in the amount of $238,000 that was modified during the 12 months ended June 30, 2024 which subsequently defaulted. There were no loans to borrowers experiencing financial distress that were modified during the 12 months ended June 30, 2023 which subsequently defaulted. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2024.

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

Quantitative Considerations

The ACL is primarily calculated utilizing a discounted cash flow (“DCF”) model. Key inputs and assumptions used in this model are discussed below:

•
Forecast model - For each portfolio segment, a loss driver analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer FFIEC Call Report data for all pools. The Corporation plans to update the LDA annually.
•
Probability of default ("PD") – PD is the probability that an asset will be in default within a given time frame. The Corporation has defined default as when a charge-off has occurred, a loan goes to non-accrual status, or a loan is greater than 90 days past due. The forecast model is utilized to estimate PDs.
•
Loss given default ("LGD") – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from using a method referred to as Frye Jacobs which uses industry data.
•
Prepayments and curtailments – Prepayments and curtailments are calculated based on the Corporation’s own data. This analysis is updated semi-annually.
•
Forecast and reversion – The Corporation has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2023, the Corporation selected a forecast which estimates unemployment between 3.89% and 4.04% and GDP growth change between 1.29% and 2.32% over the next four quarters. As of June 30, 2024, the Corporation selected a forecast which estimates unemployment between 4.06% and 4.08% and GDP growth change between 1.76% and 2.21% over the next four quarters.

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

Qualitative Considerations

In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:

•
The Corporation’s lending policies and procedures, including changes in lending strategies, underwriting standards and practices for collections, write-offs, and recoveries;
•
Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Corporation operates that affect the collectability of financial assets;
•
The experience, ability, and depth of the Corporation’s lending, investment, collection, and other relevant management and staff;
•
The volume of past due financial assets, the volume of non-accrual loans and leases, and the volume and severity of adversely classified or graded assets;
•
The existence and effect of industry concentrations of credit;
•
The nature and volume of the portfolio segment or class;
•
The quality of the Corporation’s credit function; and
•
The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics.

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,576	$6,202	$2,537	$3,599	$312	$19,914	$489	$34,629
Charge-offs	—	—	—	—	—	(1,583)	—	(1,583)
Recoveries	—	—	—	—	5	165	21	191
Net recoveries (charge-offs)	—	—	—	—	5	(1,418)	21	(1,392)
Provision for credit losses	(45)	213	508	153	144	784	(44)	1,713
Ending balance	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950
Components:
Allowance for credit losses on loans	$1,519	$6,374	$1,963	$3,723	$425	$18,671	$413	$33,088
Allowance for credit losses on unfunded credit commitments	12	41	1,082	29	36	609	53	1,862
Total ACL	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950

	As of and for the Three Months Ended June 30, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,656	$4,966	$2,287	$2,901	$221	$14,905	$614	$27,550
Charge-offs	—	—	—	—	—	(329)	—	(329)
Recoveries	2	—	—	—	21	220	2	245
Net recoveries (charge-offs)	2	—	—	—	21	(109)	2	(84)
Provision for credit losses	63	275	6	525	7	1,427	(72)	2,231
Ending balance	$1,721	$5,241	$2,293	$3,426	$249	$16,223	$544	$29,697
Components:
Allowance for credit losses on loans	$1,703	$5,182	$1,483	$3,414	$228	$15,624	$481	$28,115
Allowance for credit losses on unfunded credit commitments	18	59	810	12	21	599	63	1,582
Total ACL	$1,721	$5,241	$2,293	$3,426	$249	$16,223	$544	$29,697

	As of and for the Six Months Ended June 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(2,482)	(22)	(2,504)
Recoveries	1	—	—	—	115	281	21	418
Net recoveries (charge-offs)	1	—	—	—	115	(2,201)	(1)	(2,086)
Provision for credit losses	(10)	779	920	181	80	2,073	16	4,039
Ending balance	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950
Components:
Allowance for credit losses on loans	$1,519	$6,374	$1,963	$3,723	$425	$18,671	$413	$33,088
Allowance for credit losses on unfunded credit commitments	12	41	1,082	29	36	609	53	1,862
Total ACL	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950

	As of and for the Six Months Ended June 30, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(495)	—	(495)
Recoveries	2	1	—	—	21	314	13	351
Net recoveries (charge-offs)	2	1	—	—	21	(181)	13	(144)
Provision for credit losses	157	374	(149)	1,178	66	2,128	39	3,793
Ending balance	$1,721	$5,241	$2,293	$3,426	$249	$16,223	$544	$29,697
Components:
Allowance for credit losses on loans	$1,703	$5,182	$1,483	$3,414	$228	$15,624	$481	$28,115
Allowance for credit losses on unfunded credit commitments	18	59	810	12	21	599	63	1,582
Total ACL	$1,721	$5,241	$2,293	$3,426	$249	$16,223	$544	$29,697

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at June 30, 2024 and December 31, 2023. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of June 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,519	$6,374	$1,963	$3,723	$425	$13,090	$413	$27,507
Individually evaluated for credit loss	—	—	—	—	—	5,581	—	5,581
Total	$1,519	$6,374	$1,963	$3,723	$425	$18,671	$413	$33,088
Loans and lease receivables:
Collectively evaluated for credit losses	$258,636	$777,704	$229,181	$470,176	$39,662	$1,142,730	$48,145	$2,966,234
Individually evaluated for credit loss	—	—	—	—	18	18,981	—	18,999
Total	$258,636	$777,704	$229,181	$470,176	$39,680	$1,161,711	$48,145	$2,985,233

	As of December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,525	$5,596	$1,244	$3,562	$221	$12,743	$395	$25,286
Individually evaluated for credit loss	—	—	—	—	22	5,967	—	5,989
Total	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Loans and lease receivables:
Collectively evaluated for credit losses	$256,479	$773,494	$193,080	$450,529	$26,267	$1,085,260	$44,312	$2,829,421
Individually evaluated for credit loss	—	—	—	—	22	20,575	—	20,597
Total	$256,479	$773,494	$193,080	$450,529	$26,289	$1,105,835	$44,312	$2,850,018

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

The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Operating lease cost	$338	$367	$695	$750
Short-term lease cost	38	46	75	108
Variable lease cost	146	147	287	297
Less: sublease income	—	(30)	—	(75)
Total lease cost, net	$522	$530	$1,057	$1,080

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.37	7.70
Weighted-average discount rate	3.73%	3.61%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2024	$754
2025	1,408
2026	1,400
2027	1,427
2028	1,113
Thereafter	3,600
Total undiscounted cash flows	9,702
Discount on cash flows	(1,341)
Total lease liability	$8,361

Note 7 — Other Assets

A summary of accrued interest receivable and other assets was as follows:

	June 30, 2024	December 31, 2023
	(In Thousands)
Accrued interest receivable	$13,639	$13,275
Net deferred tax asset	8,910	9,508
Investment in historic development entities	4,866	2,393
Investment in low-income housing development entities	35,554	33,303
Investment in limited partnerships	15,890	15,027
Prepaid expenses	5,567	4,269
Other assets	13,446	13,283
Total accrued interest receivable and other assets	$97,872	$91,058

For the six months ended June 30, 2024 and 2023, the Corporation amortized tax credit investments of $2.6 million and $870,000 respectively, and recognized tax credits and other benefits for the six months ended June 30, 2024 and 2023 of $3.3 million and $1.2 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	June 30, 2024			December 31, 2023
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$406,804	$440,192	—%	$445,376	$453,930	—%
Interest-bearing transaction accounts	841,146	871,824	3.94	895,319	689,500	3.44
Money market accounts	837,569	788,869	4.01	711,245	681,336	3.25
Certificates of deposit	224,116	259,891	4.63	287,131	273,387	4.10
Wholesale deposits	575,548	466,843	4.06	457,708	346,285	4.14
Total deposits	$2,885,183	$2,827,619	3.43	$2,796,779	$2,444,438	2.92

A summary of annual maturities of core and wholesale certificates of deposit at June 30, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$462,762
2025	42,937
2026	50,561
2027	73,511
2028	12,821
Thereafter	2,072
$644,664

Wholesale deposits include $420.5 million and $155.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at June 30, 2024, compared to $407.7 million and $50.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2023. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2024 maturities above. As of June 30, 2024, the notional amount of derivatives designated as cash flow hedges totaled $359.3 million with a weighted average remaining maturity of 3.83 years and a weighted average rate of 3.97%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $87.0 million at June 30, 2024 and $120.2 million at December 31, 2023.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	June 30, 2024			December 31, 2023
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$3	5.37%
FHLB advances	278,350	290,675	2.54	281,500	351,990	2.52
Line of credit	—	—	—	—	38	7.26
Other borrowings	10	15	—	20	600	8.33
Subordinated notes and debentures	49,495	49,455	5.79	49,396	38,250	5.16
	$327,855	$340,145	3.02	$330,916	$390,881	2.79

A summary of annual maturities of borrowings at June 30, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2024	$96,910
2025	48,000
2026	65,000
2027	28,000
2028	10,450
Thereafter	79,495
$327,855

As of June 30, 2024 and December 31, 2023, the Corporation had other borrowings of $10,000 and $20,000, respectively, which consisted of sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting. The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2024 maturities above. As of June 30, 2024, the notional amount of derivatives designated as cash flow hedges totaled $78.4 million with a weighted average remaining maturity of 2.50 years and a weighted average rate of 1.80%.

As of June 30, 2024 and December 31, 2023, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 20, 2024, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2025.

During the third quarter 2024, the Corporation intends to redeem $15.0 million of 5.50% fixed to floating rate subordinated notes payable originally issued August 15th, 2019 and reissue up to $20.0 million in subordinated notes payable.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2024, the Board of Directors declared an aggregate preferred stock dividend of $219,000 and $438,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $906,000 at June 30, 2024, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Balance at the beginning of the period	$1,081	$423	$955	$441
SBA (benefit) recourse	(9)	341	117	323
Charge-offs, net	(166)	(12)	(166)	(12)
Balance at the end of the period	$906	$752	$906	$752

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$9,583	$—	$9,583
U.S. government agency securities - government-sponsored enterprises	—	8,068	—	8,068
Municipal securities	—	34,862	—	34,862
Residential mortgage-backed securities - government issued	—	101,743	—	101,743
Residential mortgage-backed securities - government- sponsored enterprises	—	124,296	—	124,296
Commercial mortgage-backed securities - government issued	—	2,301	—	2,301
Commercial mortgage-backed securities - government- sponsored enterprises	—	27,999	—	27,999
Interest rate swaps	—	70,773	—	70,773
Liabilities:
Interest rate swaps	—	61,821	—	61,821

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,776	$—	$13,776
U.S. government agency securities - government-sponsored enterprises	—	27,566	—	27,566
Municipal securities	—	35,881	—	35,881
Residential mortgage-backed securities - government issued	—	68,056	—	68,056
Residential mortgage-backed securities - government- sponsored enterprises	—	120,833	—	120,833
Commercial mortgage-backed securities - government issued	—	2,525	—	2,525
Commercial mortgage-backed securities - government- sponsored enterprises	—	28,369	—	28,369
Interest rate swaps	—	55,597	—	55,597
Liabilities:
Interest rate swaps	—	51,949	—	51,949

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2024 or the year ended December 31, 2023 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$5,055	$5,055
Repossessed assets	—	—	54	54
Loan servicing rights	—	—	1,173	1,173

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$4,917	$4,917
Repossessed assets	—	—	247	247
Loan servicing rights	—	—	1,356	1,356

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $5.1 million and $4.9 million at June 30, 2024 and December 31, 2023, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 10% - 100% as of the measurement date of June 30, 2024. The weighted average of those unobservable inputs was 42%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

Repossessed assets are measured and reported at fair value through a charge-off to the allowance for credit losses, if deemed necessary. The fair value of a repossessed asset, upon initial recognition, is estimated using a market approach or based on observable market data, such as a current appraisal, recent sale price of similar assets, or based upon assumptions specific to the individual property or equipment, such as management applied discounts used to further reduce values to a net realizable value when observable inputs become stale.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$81,080	$81,080	$81,080	$—	$—
Securities available-for-sale	308,852	308,852	—	308,852	—
Securities held-to-maturity	7,082	6,786	—	6,786	—
Loans held for sale	6,507	7,027	—	7,027	—
Loans and lease receivables, net	2,952,326	2,934,670	—	—	2,934,670
Federal Home Loan Bank stock	11,901	N/A	N/A	N/A	N/A
Accrued interest receivable	13,639	13,639	13,639	—	—
Interest rate swaps	70,773	70,773	—	70,773	—
Financial liabilities:		—
Deposits	2,885,183	2,882,318	2,240,520	641,798	—
Federal Home Loan Bank advances and other borrowings	327,855	321,688	—	321,688	—
Accrued interest payable	11,290	11,290	11,290	—	—
Interest rate swaps	61,821	61,821	—	61,821	—
Off-balance sheet items:
Standby letters of credit	141	141	—	—	141

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$139,510	$139,510	$139,510	$—	$—
Securities available-for-sale	297,006	297,006	—	297,006	—
Securities held-to-maturity	8,503	8,255	—	8,255	—
Loans held for sale	4,589	4,956	—	4,956	—
Loans and lease receivables, net	2,818,986	2,789,731	—	—	2,789,731
Federal Home Loan Bank stock	12,042	N/A	N/A	N/A	N/A
Accrued interest receivable	13,275	13,275	13,275	—	—
Interest rate swaps	55,597	55,597	—	55,597	—
Financial liabilities:
Deposits	2,796,779	2,795,463	2,101,939	693,524	—
Federal Home Loan Bank advances and other borrowings	330,916	320,287	—	320,287	—
Accrued interest payable	10,860	10,860	10,860	—	—
Interest rate swaps	51,949	51,949	—	51,949	—
Off-balance sheet items:
Standby letters of credit	190	190	—	—	190

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

Derivatives: The carrying amount and fair value of existing derivative financial instruments are based upon independent valuation models, which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative contract. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of June 30, 2024 and December 31, 2023, the credit valuation allowance was $38,000 and $117,000, respectively.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $61.8 million and gross derivative liability of $2.1 million as of June 30, 2024.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2024 and 2023 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $300,000 and $5.1 million was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized gain of $3.6 million and $2.2 million was recognized in other comprehensive income for the three and six months ended June 30, 2023, respectively, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $82,000 and $223,000 was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there was no ineffective portion of these hedges. A pre-tax unrealized gain of $107,000 and a pre-tax unrealized loss of $68,000 was recognized in other comprehensive income for the three and six months ended June 30, 2023, respectively, and there was no ineffective portion of these hedges.

	As of June 30, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	15	$148,971	5.56	$2,146
Interest rate swap agreements on loans with third-party counterparties	104	962,598	5.57	59,628
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	7.78	$847
Interest rate swap related to wholesale funding	32	337,655	4.04	8,152
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	89	$813,628	5.58	$61,775
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	10	$100,000	2.09	$46

	As of December 31, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	25	$249,454	6.33	$7,904
Interest rate swap agreements on loans with third-party counter parties	106	939,156	6.06	43,234
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.28	$624
Interest rate swap related to wholesale funding	9	96,400	2.47	3,835
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	81	$689,702	5.96	$51,138
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	29	$306,255	3.89	$811

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

As of June 30, 2024, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$392,359	11.45%	$274,074	8.00%	$359,722	10.50%	N/A	N/A
First Business Bank	392,709	11.46	274,045	8.00	359,684	10.50	$342,556	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$307,878	8.99%	$205,556	6.00%	$291,204	8.50%	N/A	N/A
First Business Bank	357,723	10.44	205,534	6.00	291,173	8.50	$274,045	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$295,886	8.64%	$154,167	4.50%	$239,815	7.00%	N/A	N/A
First Business Bank	357,723	10.44	154,150	4.50	239,789	7.00	$222,662	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$307,878	8.51%	$144,664	4.00%	$144,664	4.00%	N/A	N/A
First Business Bank	357,723	9.89	144,682	4.00	144,682	4.00	$180,852	5.00%

	As of December 31, 2023
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$375,440	11.19%	$268,500	8.00%	$352,406	10.50%	N/A	N/A
First Business Bank	376,310	11.21	268,595	8.00	352,531	10.50	$335,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$293,338	8.74%	$201,375	6.00%	$285,281	8.50%	N/A	N/A
First Business Bank	343,604	10.23	201,446	6.00	285,382	8.50	$268,595	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$281,346	8.38%	$151,031	4.50%	$234,937	7.00%	N/A	N/A
First Business Bank	343,604	10.23	151,085	4.50	235,021	7.00	$218,233	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$293,338	8.43%	$139,145	4.00%	$139,145	4.00%	N/A	N/A
First Business Bank	343,604	9.87	139,262	4.00	139,262	4.00	$174,077	5.00%

(1)
2024 and 2023 capital amounts include $677,000 and $1.0 million, respectively, of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

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
•
Ongoing volatility in the banking sector may result in new legislation, regulations or policy changes that could subject the Corporation and the Bank to increased government regulation and supervision.
•
The proportion of the Corporation’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk.
•
The Corporation may be subject to increases in FDIC insurance assessments.

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

Financial Performance Summary

Results as of and for the three and six months ended June 30, 2024 include:

•
Net income available to common shareholders totaled $10.2 million, or diluted earnings per share of $1.23, for the three months ended June 30, 2024, compared to $8.1 million, or diluted earnings per share of $0.98, for the same period in 2023. Net income available to common shareholders totaled $18.9 million, or diluted earnings per share of $2.26, for the six months ended June 30, 2024, compared to $16.9 million, or diluted earnings per share of $2.02, for the same period in 2023.
•
Annualized return on average assets (“ROAA”) for the three months ended June 30, 2024 measured 1.14% compared to 1.04% for the same period in 2023. Annualized ROAA for the six months ended June 30, 2024 measured 1.06% compared to 1.10% for the same period in 2023.
•
Return on average common equity (“ROACE”) is defined as net income available to common shareholders divided by average equity less average preferred stock. ROACE was 14.12% for the three months ended June 30, 2024, compared to 12.58% for the same period in 2023. ROACE was 13.20% for the six months ended June 30, 2024, compared to 13.26% for the same period in 2023.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, and PTPP ROAA for the three months ended June 30, 2024 were $14.1 million and 1.57%, respectively, compared to $13.5 million and 1.72% in the same period in 2023. PTPP and PTPP ROAA for the six months ended June 30, 2024 were $27.3 million and 1.53%, respectively, compared to $26.8 million and 1.75% in the same period in 2023.
•
Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $1.2 million for the three months ended June 30, 2024, compared to $936,000 for the same period in 2023. Fees in lieu of interest totaled $2.0 million for the six months ended June 30, 2024, compared to $1.6 million for the same period in 2023.
•
Net interest margin was 3.65% for the three months ended June 30, 2024 compared to 3.81% for the same period in 2023. Adjusted net interest margin, which excludes the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin, was 3.47% for the three months ended June 30, 2024, compared to 3.63% for the same period in 2023. Net interest margin was 3.62% for the six months ended June 30, 2024 compared to 3.83% for the same period in 2023. Adjusted net interest margin, which excludes certain one-time and volatile items including fees in lieu of interest, was 3.45% for the six months ended June 30, 2024, compared to 3.69% for the same period in 2023.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $38.0 million for the three months ended June 30, 2024, compared to $35.1 million in the same period in 2023. Top line revenue totaled $74.2 million for the six months ended June 30, 2024, compared to $70.2 million in the same period in 2023.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 16.0% for the six months ended June 30, 2024 compared to 23.5% for the same period in 2023.
•
Provision for credit losses was an expense of $1.7 million for the three months ended June 30, 2024 compared to an expense of $2.2 million for the same period in 2023. Provision for credit losses was an expense of $4.0 million for the six months ended June 30, 2024 compared to an expense of $3.8 million for the same period in 2023.
•
Total assets at June 30, 2024 increased $109.2 million, or 6.2% annualized, to $3.617 billion from $3.508 billion at December 31, 2023.
•
Period-end gross loans and leases receivable increased $135.2 million, or 9.5% annualized, to $2.985 billion as of June 30, 2024 compared to $2.850 billion as of December 31, 2023. Average gross loans and leases of $2.925 billion increased $392.7 million, or 15.5%, for the six months ended June 30, 2024, compared to $2.533 billion for the same period in 2023.
•
Non-performing assets were $19.1 million and 0.53% of total assets as of June 30, 2024, compared to $20.8 million and 0.59% of total assets as of December 31, 2023.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $2.0 million compared to December 31, 2023. The allowance for credit losses increased to 1.17% of total loans, compared to 1.16% at December 31, 2023.
•
Period-end core deposits at June 30, 2024 decreased $29.4 million, or 2.5% annualized, to $2.310 billion from $2.339 billion as of December 31, 2023. Average core deposits of $2.361 billion increased $342.4 million, or 17.0%, for the six months ended June 30, 2024, compared to $2.018 billion for the same period in 2023.
•
Private wealth and trust assets under management and administration increased by $127.1 million, or 8.1% annualized, to $3.249 billion at June 30, 2024, compared to $3.122 billion at December 31, 2023. Private wealth trust assets under management and administration increased $341.5 million, or 11.7%, compared to the same period in 2023.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $2.8 million, or 8.1%, for the three months ended June 30, 2024, compared to the same period in 2023, due to a 10.1% increase in net interest income and a 0.7% increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding partially offset by net interest margin compression. The increase in non-interest income was due to an increase in trust fee income and service charges on deposits offset by a decrease in commercial loan swap fee income.

Top line revenue increased $4.0 million, or 5.7%, for the six months ended June 30, 2024, compared to the same period in 2023, due to a 10.3% increase in net interest income partially offset by a 10.1% decrease in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding. The decrease in non-interest income was due to decreases in returns on investments in Small Business Investment Company ("SBIC") mezzanine funds, commercial loan swap fee income, and gains on the sale of SBA loans.

The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$30,540	$27,747	$2,793	10.1%	$60,051	$54,453	$5,598	10.3%
Non-interest income	7,425	7,374	51	0.7	14,182	15,784	(1,602)	(10.1)
Top line revenue	$37,965	$35,121	$2,844	8.1	$74,233	$70,237	$3,996	5.7

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Common Equity (“ROACE”)

ROAA for the three and six months ended June 30, 2024 was 1.14% and 1.06%, respectively, compared to 1.04% and 1.10% for the three and six months ended June 30, 2023. The increase in ROAA for the three months ended was due to an increase in top line revenue and a decrease in provision for credit losses. The decrease in ROAA for the six months ended was due to an increase in operating expenses and provision for credit losses, partially offset by an increase in top line revenue. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROACE for the three and six months ended June 30, 2024 was 14.1% and 13.2% respectively, compared to 12.6% and 13.3% for the three and six months ended June 30, 2023. The reasons for the change in ROACE are consistent with the net income variance explanation as discussed under ROAA above. We view ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 62.7% and 63.2% for the three and six months ended June 30, 2024, compared to 61.7% and 61.9% for the three and six months ended June 30, 2023, respectively, as the percentage increase in operating expenses exceeded the percentage increase in top line revenue resulting in negative quarterly operating leverage compared to the prior year period. The percentage increase in operating revenue was driven by loan growth, partially offset by net interest margin compression during periods of comparison. For the six months ended June 30, 2024, the operating revenue was also impacted by a decrease in non-interest income. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for three and six months ended June 30, 2024 were $14.1 million and $27.3 million, respectively, compared to $13.5 million and $26.8 million for the three months ended June 30, 2023, respectively. PTPP adjusted earnings is defined as operating revenue less operating expense. The increase in PTPP adjusted earnings for both periods was primarily driven by an increase in net interest income and a decrease in SBA recourse provision. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROACE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$23,879	$22,031	$1,848	8.4%	$47,222	$43,798	$3,424	7.8%
Less:
Net loss (gain) on repossessed assets	65	(2)	67	NM	151	4	147	NM
SBA recourse provision	(9)	341	(350)	NM	117	323	(206)	NM
Total operating expense (a)	$23,823	$21,692	$2,131	9.8	$46,954	$43,471	$3,483	8.0
Net interest income	$30,540	$27,747	$2,793	10.1	$60,051	$54,453	$5,598	10.3
Total non-interest income	7,425	7,374	51	0.7	14,182	15,784	(1,602)	(10.1)
Less:
Net loss on sale of securities	—	(45)	45	NM	(8)	(45)	37	NM
Adjusted non-interest income	7,425	7,419	6	0.1	14,190	15,829	(1,639)	(10.4)
Operating revenue (b)	$37,965	$35,166	$2,799	8.0	$74,241	$70,282	$3,959	5.6
Efficiency ratio	62.75%	61.68%			63.25%	61.85%

Pre-tax, pre-provision adjusted earnings (b-a)	$14,142	$13,474	$668	5.0	$27,287	$26,811	$476	1.8
Average total assets	$3,592,215	$3,127,234	$464,981	14.9	$3,560,078	$3,056,311	$503,767	16.5
Pre-tax, pre-provision adjusted return on average assets	1.57%	1.72%			1.53%	1.75%

The Corporation's atypically high net interest margin in 2023 creates a temporary, positive operating leverage headwind as net interest margin returns to normalized levels in 2024. We believe the Corporation will generate positive operating leverage on an annual basis and progress towards enhancing the long-term efficiency ratio at a measured pace as we focus on strategic initiatives directed toward revenue growth, process improvement, and automation.

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2024 compared to the same period in 2023. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2024 Compared to 2023			2024 Compared to 2023
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)			(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,095	$3,533	$5,628	$5,391	$6,639	$12,030
Commercial and industrial loans(1)	556	3,293	$3,849	1,708	7,308	9,016
Consumer and other loans(1)	116	21	137	234	68	302
Total loans and leases receivable	2,767	6,847	9,614	7,333	14,015	21,348
Mortgage-related securities	586	602	1,188	1,110	1,084	2,194
Other investment securities	51	—	51	169	80	249
FHLB and FRB Stock	240	(251)	(11)	256	(311)	(55)
Short-term investments	74	(167)	(93)	144	587	731
Total net change in income on interest-earning assets	3,718	7,031	10,749	9,012	15,455	24,467
Interest-bearing liabilities
Transaction accounts	1,353	1,929	3,282	3,429	4,460	7,889
Money market accounts	2,101	1,546	3,647	4,819	1,896	6,715
Certificates of deposit	444	(587)	(143)	1,070	(121)	949
Wholesale deposits	(127)	1,475	1,348	(212)	4,200	3,988
Total deposits	3,771	4,363	8,134	9,106	10,435	19,541
FHLB advances	87	(565)	(478)	(55)	(1,167)	(1,222)
Other borrowings	93	207	300	165	385	550
Total net change in expense on interest-bearing liabilities	3,951	4,005	7,956	9,217	9,652	18,869
Net change in net interest income	$(233)	$3,026	$2,793	$(205)	$5,803	$5,598

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2024 and 2023. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,765,743	$29,299	6.64%	$1,546,487	$23,671	6.12%
Commercial and industrial loans(1)	1,146,312	23,869	8.33	987,534	20,020	8.11
Consumer and other loans(1)	50,872	725	5.70	49,216	588	4.78
Total loans and leases receivable(1)	2,962,927	53,893	7.28	2,583,237	44,279	6.86
Mortgage-related securities(2)	261,828	2,609	3.99	192,564	1,421	2.95
Other investment securities(3)	60,780	443	2.92	60,790	392	2.58
FHLB and FRB stock	12,656	291	9.20	15,844	302	7.62
Short-term investments	48,836	674	5.52	61,316	767	5.00
Total interest-earning assets	3,347,027	57,910	6.92	2,913,751	47,161	6.47
Non-interest-earning assets	245,188			213,483
Total assets	$3,592,215			$3,127,234
Interest-bearing liabilities
Transaction accounts	$880,752	8,737	3.97	$670,698	5,455	3.25
Money market accounts	815,846	8,264	4.05	633,817	4,617	2.91
Certificates of deposit	241,535	2,803	4.64	295,785	2,946	3.98
Wholesale deposits	476,149	4,871	4.09	332,387	3,523	4.24
Total interest-bearing deposits	2,414,282	24,675	4.09	1,932,687	16,541	3.42
FHLB advances	294,043	1,974	2.69	367,129	2,452	2.67
Other borrowings	49,481	721	5.83	34,538	421	4.88
Total interest-bearing liabilities	2,757,806	27,370	3.97	2,334,354	19,414	3.33
Non-interest-bearing demand deposit accounts	436,968			435,556
Other non-interest-bearing liabilities	95,484			87,148
Total liabilities	3,290,258			2,857,058
Stockholders’ equity	301,957			270,176
Total liabilities and stockholders’ equity	$3,592,215			$3,127,234
Net interest income		$30,540			$27,747
Interest rate spread			2.95%			3.15%
Net interest-earning assets	$589,221			$579,397
Net interest margin			3.65%			3.81%
Average interest-earning assets to average interest-bearing liabilities	121.37%			124.82%
Return on average assets(4)	1.14%			1.04%
Return on average equity(4)	14.12%			12.58%
Average equity to average assets	8.41%			8.64%
Non-interest expense to average assets(4)	2.66%			2.82%

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,743,465	$57,419	6.59%	$1,532,348	$45,389	5.92%
Commercial and industrial loans(1)	1,131,018	46,593	8.24	952,192	37,577	7.89
Consumer and other loans(1)	50,708	1,430	5.64	47,960	1,128	4.70
Total loans and leases receivable(1)	2,925,191	105,442	7.21	2,532,500	84,094	6.64
Mortgage-related securities(2)	251,884	4,885	3.88	187,556	2,691	2.87
Other investment securities(3)	64,380	961	2.99	58,270	712	2.44
FHLB and FRB stock	12,464	574	9.21	16,481	629	7.63
Short-term investments	66,953	1,831	5.47	45,022	1,100	4.89
Total interest-earning assets	3,320,872	113,693	6.85	2,839,829	89,226	6.28
Non-interest-earning assets	239,206			216,482
Total assets	$3,560,078			$3,056,311
Interest-bearing liabilities
Transaction accounts	$871,824	17,184	3.94	$619,352	9,295	3.00
Money market accounts	788,869	15,829	4.01	666,385	9,114	2.74
Certificates of deposit	259,891	6,013	4.63	266,099	5,064	3.81
Wholesale deposits	466,843	9,486	4.06	260,485	5,498	4.22
Total interest-bearing deposits	2,387,427	48,512	4.06	1,812,321	28,971	3.20
FHLB advances	290,675	3,691	2.54	382,533	4,913	2.57
Other borrowings	49,469	1,439	5.82	35,660	889	4.99
Total interest-bearing liabilities	2,727,571	53,642	3.93	2,230,514	34,773	3.12
Non-interest-bearing demand deposit accounts	440,192			466,491
Other non-interest-bearing liabilities	94,396			92,716
Total liabilities	3,262,159			2,789,721
Stockholders’ equity	297,919			266,590
Total liabilities and stockholders’ equity	$3,560,078			$3,056,311
Net interest income		$60,051			$54,453
Interest rate spread			2.91%			3.17%
Net interest-earning assets	$593,301			$609,315
Net interest margin			3.62%			3.83%
Average interest-earning assets to average interest-bearing liabilities	121.75%			127.32%
Return on average assets(4)	1.06%			1.10%
Return on average equity(4)	13.20%			13.26%
Average equity to average assets	8.37%			8.72%
Non-interest expense to average assets(4)	2.65%			2.87%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three and six months ended June 30, 2024 and 2023. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	Increase	2024	2023	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (4)		(Decrease)	Average Yield/Rate (4)		(Decrease)
Total loans and leases receivable (a)	7.28%	6.86%	0.42%	7.21%	6.64%	0.57%
Total interest-earning assets (b)	6.92%	6.47%	0.45%	6.85%	6.28%	0.57%
Adjusted total loans and leases receivable (1)(c)	7.11%	6.71%	0.40%	7.07%	6.52%	0.55%
Adjusted total interest-earning assets (1)(d)	6.77%	6.35%	0.42%	6.73%	6.17%	0.56%
Total core deposits (e)	3.34%	2.56%	0.78%	3.31%	2.33%	0.98%
Total bank funding (f)	3.39%	2.78%	0.61%	3.35%	2.55%	0.80%
Net interest margin (g)	3.65%	3.81%	(0.16)%	3.62%	3.83%	(0.21)%
Adjusted net interest margin (h)	3.47%	3.63%	(0.16)%	3.45%	3.69%	(0.24)%

Effective fed funds rate (3)(i)	5.33%	4.99%	0.34%	5.33%	4.75%	0.58%

Beta Calculations:
Total loans and leases receivable (a)/(i)			123.53%			98.28%
Total interest-earning assets (b)/(i)			132.35%			98.28%
Adjusted total loans and leases receivable (1)(c)/(i)			117.65%			94.83%
Adjusted total interest-earning assets (1)(d)/(i)			123.53%			96.55%
Total core deposits (e)/(i)			229.41%			168.97%
Total bank funding (2)(f)/(i)			179.41%			137.93%

(1)
Excluding fees in lieu of interest.
(2)
Total bank funding represents total deposits plus FHLB advances.
(3)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates [DFF] retrieved from FRED, Federal Reserve Bank of St. Louis.
(4)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2024 and 2023

Net interest income increased $2.8 million, or 10.1%, and $5.6 million, or 10.3% during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The increase in net interest income reflected an increase in average gross loans and leases and fees in lieu of interest, partially offset by net interest margin compression. Fees in lieu of interest, which vary from quarter to quarter, totaled $1.2 million and $2.0 million for the three and six months ended June 30, 2024, compared to $936,000 and $1.6 million for the same periods in 2023. Excluding fees in lieu of interest, net interest income for the three and six months ended June 30, 2024 increased $2.5 million, or 9.33%, and $5.2 million, or 9.77%, respectively. Average gross loans and leases for the three and six months ended June 30, 2024 increased $379.7 million, or 14.7%, and $392.7 million, or 15.5%, respectively, compared to the three and six months ended June 30, 2023.

The yield on average loans and leases for the three and six months ended June 30, 2024 was 7.28% and 7.21%, respectively, compared to 6.86% and 6.64% for the three and six months ended June 30, 2023. Excluding the impact of loan fees in lieu of interest, the yield on average loans and leases for the three and six months ended June 30, 2024 was 7.11% and 7.07%, respectively, compared to 6.71% and 6.52% for the three and six months ended June 30, 2023. The yield on average interest-earning assets for the three and six months ended June 30, 2024 measured 6.92% and 6.85%, respectively, compared to 6.47% and 6.28% for the three and six months ended June 30, 2023. Excluding loan fees in lieu of interest, the yield on average interest-earning assets for the three and six months ended June 30, 2024 was 6.77% and 6.73%, respectively, compared to 6.35% and 6.17% for the three and six months ended June 30, 2023. The increase in yields was primarily due to the reinvestment of cash flows from fixed-rate loan portfolios and securities in a higher rate environment. The daily average effective federal funds rate for the three and six months ended June 30, 2024 increased 34 and 58 basis points, compared to the same period in 2023. This equates to an interest-earning asset beta of 132.35% and 98.28%, respectively, for the three and six months ended June 30, 2024.

The rate paid on average interest-bearing core deposits for the three and six months ended June 30, 2024 increased to 4.09% and 4.06%, respectively, from 3.25% and 3.03% for the three and six months ended June 30, 2023. The average rate paid on total interest-bearing liabilities for the three and six months ended June 30, 2024 increased to 3.97% and 3.93%, respectively, from 3.33% and 3.12% for the three and six months ended June 30, 2023. Total interest-bearing liabilities may include interest-bearing deposits, federal funds purchased, FHLB advances, subordinated and junior subordinated notes and debentures payable, and other borrowings. The average rates paid increased due to the increase in short-term market rates, the replacement of maturing wholesale funds at higher fixed rates, and client movement from non-interest bearing to interest bearing core deposit products. This equates to an interest-bearing liability beta of 189.17% and 140.58%, respectively, for the three and six months ended June 30, 2024.

Net interest margin decreased to 3.65% and 3.62%, respectively, for the three and six months ended June 30, 2024, compared to 3.81% and 3.83% for the three and six months ended June 30, 2023. The primary driver of the reduction in net interest margin was increased funding costs, partially offset by an increase in earning asset yields. Adjusted net interest margin measured 3.47% and 3.45% for the three and six months ended June 30, 2024, compared to 3.63% and 3.69% for the three and six months ended June 30, 2023. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.

Management believes its success in growing core deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports our long-term profitability goals. However, the collection of loan fees in lieu of interest is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. The Corporation maintains a long-term target for net interest margin in the range of 3.60%-3.65%. Performance in future quarters will vary due to factors such as the level of fees in lieu of interest and the timing, pace, and scale of future interest rate changes.

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

The Corporation recognized $1.7 million and $4.0 million of provision expense for the three and six months ended June 30, 2024, respectively, compared to expense of $2.2 million and $3.8 million for the three and six months ended June 30, 2023. The provision expense for the three months ended June 30, 2024 consisted of net charge-offs of $1.4 million, $680,000 related to loan growth, $496,000 due to qualitative factors, and $150,000 due to deterioration in the economic outlook in our model forecast; partially offset by a $1.0 million decrease in specific reserves. The increase in qualitative factors was driven primarily by higher-than-target growth in several loan portfolios.

The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2024 compared to the same periods in 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)		(In Thousands)
Change in qualitative factor changes	$496	$(50)	$1,237	$(41)
Change in quantitative factor changes	150	(295)	(49)	179
Charge-offs	1,583	329	2,504	495
Recoveries	(191)	(245)	(418)	(351)
Change in reserves on individually evaluated loans, net	(1,037)	1,093	(409)	1,057
Change due to loan growth, net	680	1,227	1,035	2,206
Change in unfunded credit commitment reserves	32	172	139	248
Total provision for credit losses	$1,713	$2,231	$4,039	$3,793

The addition of specific reserves on individually evaluated loans represents new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while the release of specific reserves represents the reduction of previously established reserves that are no longer required. Qualitative factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. Quantitative factor changes reflect the change in the reasonable and supportable forecast as well as other model assumptions. Charge-offs in excess of previously established specific reserves require an additional provision for credit losses to maintain the allowance for credit losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2024 and 2023

Non-Interest Income

Non-interest income increased $51,000, or 0.7%, to $7.4 million for the three months ended June 30, 2024 compared to $7.4 million for the same period in 2023. The increase in total non-interest income for the three months ended June 30, 2024 was primarily due to increases in trust fee income and service charges on deposits, offset by a decrease in commercial loan swap fee income. Non-interest income for the six months ended June 30, 2024 decreased $1.6 million, or 10.1%, to $14.2 million compared to $15.8 million for the same period in 2023. The decrease in total non-interest income for the six months ended June 30, 2024 was driven by decreases in returns on investments in SBIC mezzanine funds, commercial loan swap fee income, and gains on the sale of SBA loans. These unfavorable variances were partially offset by an increase in Private Wealth fee income and service charges on deposits.

Management continues to focus on revenue growth from multiple non-interest income sources in order to maintain a diversified revenue stream through greater contributions from fee-based revenues. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 19.6% and 19.1% of total revenues for the three and six months ended June 30, 2024, respectively, compared to 21.0% and 22.5% for the three and six months ended June 30, 2023.

The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)				(Dollars in Thousands)
Private wealth management services fee income	$3,461	$2,893	$568	19.6%	$6,571	$5,547	$1,024	18.5%
Gain on sale of SBA loans	349	444	(95)	(21.4)	544	920	(376)	(40.9)
Service charges on deposits	951	766	185	24.2	1,890	1,448	442	30.5
Loan fees	826	905	(79)	(8.7)	1,674	1,708	(34)	(2.0)
Increase in cash surrender value of bank-owned life insurance	403	363	40	11.0	815	729	86	11.8
Net loss on sale of securities	—	(45)	45	(100.0)	(8)	(45)	37	(82.2)
Swap fees	157	977	(820)	(83.9)	355	1,534	(1,179)	(76.9)
Other non-interest income	1,278	1,071	207	19.3	2,341	3,943	(1,602)	(40.6)
Total non-interest income	$7,425	$7,374	$51	0.7	$14,182	$15,784	$(1,602)	(10.1)
Fee income ratio(1)	19.6%	21.0%			19.1%	22.5%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Private Wealth fee income increased $568,000, or 19.6%, and $1.0 million, or 18.5%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. Private Wealth fee income is up compared to prior year primarily due to an increase in assets under management and administration, increases in fee rates across the client base, and non-recurring transaction fees in the 2024 period. Private Wealth fee income can vary due to the mix of business at different fee structures, and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of June 30, 2024, private wealth and trust assets under management and administration totaled $3.249 billion, increasing $341.5 million, or 11.7%, compared to $2.907 billion as of June 30, 2023, due to an increase in market values, new clients, and new money from existing clients.

Other non-interest income increased $207,000, or 19.3%, and decreased $1.6 million, or 40.6%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The changes for the three and six months ended June 30, 2024, was primarily due to the timing of returns from the Corporation’s investments in SBIC mezzanine funds.

Commercial loan interest rate swap fee income decreased $820,000, or 83.9%, and $1.2 million, or 76.9%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $962.6 million as of June 30, 2024, compared to $939.2 million and $838.5 million as of December 31, 2023 and June 30, 2023, respectively. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income can be variable from period to period based on loan activity and the interest rate environment.

Gain on sale of SBA loans decreased $95,000, or 21.4%, and $376,000, or 40.9%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. Management expects the SBA loan sales to increase in the second half of the year as production increases and previously closed commitments fully fund and become eligible for sale, due to additions to the business development team.

Service charges on deposits increased $185,000, or 24.2%, and $442,000, or 30.5%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $198,000, or 14.0%, and $327,000, or 11.6%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2024 and 2023

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2024 increased by $1.8 million, or 8.4% and $3.4 million, or 7.8%, respectively, compared to the same period in 2023. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $2.1 million, or 9.8%, and $3.5 million, or 8.0%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase in operating expense was primarily due to an increase in compensation expense, computer software expense, and professional fees.

The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Dollars in Thousands)
Compensation	$16,215	$15,129	$1,086	7.2%	$32,372	$31,037	$1,335	4.3%
Occupancy	593	603	(10)	(1.7)	1,200	1,234	(34)	(2.8)
Professional fees	1,472	1,240	232	18.7	3,043	2,583	460	17.8
Data processing	1,182	1,061	121	11.4	2,200	1,936	264	13.6
Marketing	850	779	71	9.1	1,669	1,407	262	18.6
Equipment	335	355	(20)	(5.6)	680	650	30	4.6
Computer software	1,555	1,197	358	29.9	2,973	2,379	594	25.0
FDIC insurance	612	580	32	5.5	1,222	974	248	25.5
Other non-interest expense	1,065	1,087	(22)	(2.0)	1,863	1,598	265	16.6
Total non-interest expense	$23,879	$22,031	$1,848	8.4	$47,222	$43,798	$3,424	7.8
Total operating expense(1)	$23,823	$21,692	$2,131	9.8	$46,954	$43,471	$3,483	8.0
Full-time equivalent employees	353	343			353	343

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three and six months ended June 30, 2024 increased $1.1 million, or 7.2%, and $1.3 million, or 4.3%, respectively, compared to the same period in 2023. The increase in compensation expense was primarily due to an increase in average FTEs, annual merit increases, and promotions. These increases were partially offset by decreases in incentive compensation and share-based compensation. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended June 30, 2024 increasing to 351, up 2.3%, compared to 343 for the three months ended June 30, 2023.

Computer software expense increased $358,000, or 29.9%, and $594,000, or 25.0%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to new investment in innovative technology to support growth initiatives, to enhance productivity, and client experience.

Professional fees increased $232,000, or 18.7%, and $460,000, or 17.8%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in recruiting expense and other professional consulting services for various projects.

FDIC insurance for the three and six months ended June 30, 2024 increased $32,000, or 5.52%, and $248,000, or 25.5%, respectively, compared to the same period in 2023. The increase was primarily due to asset growth and an increase in the usage of brokered deposits in lieu of FHLB advances, as part of our funding strategy to match-fund fixed-rate loans and maintain adequate alternative sources of liquidity.

Marketing expense increased $71,000, or 9.11%, and $262,000, or 18.6%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in business development efforts and advertising projects related to the Company’s growth initiatives.

Data processing increased $121,000, or 11.4%, and $264,000, or 13.6%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, primarily due to an increase in core processing costs due to loan and deposit account growth, private wealth and trust asset growth, and various project implementations.

Other non-interest expense for the three and six months ended June 30, 2024 decreased $22,000, or 2.02%, and increased $265,000, or 16.6%, respectively, compared to the same period in 2023. The six month period increase was primarily due to an increase other reserves and liquidation expense, partially offset by decrease in SBA recourse provision.

Income Taxes

Income tax expense totaled $3.7 million for the six months ended June 30, 2024 compared to $5.3 million for the same period in 2023. Income tax expense included a $752,000 net benefit from tax credit investments, compared to a $300,000 benefit in the prior year period. The effective tax rate, including the benefit from Low-Income Housing Tax Credits, for the six months ended June 30, 2024 was 15.8% compared to 23.5% for the same period in 2023. The decrease in effective tax rate is primarily due to a change in Wisconsin state tax legislation which reduced the Corporation's state taxable income. The Corporation expects to report an effective tax rate between 16% and 18% for 2024.

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

Financial Condition

General

Total assets increased by $109.2 million, or 6.2%, to $3.617 billion as of June 30, 2024 compared to $3.508 billion at December 31, 2023. The increase in total assets was primarily driven by an increase in loans and leases receivable and available-for-sale securities, partially offset by a reduction in short-term investments. Total liabilities increased by $93.6 million, or 5.8%, to $3.312 billion at June 30, 2024 compared to $3.218 billion at December 31, 2023. The increase in total liabilities was principally due to an increase in deposits. Total stockholders’ equity increased by $15.6 million, or 10.8%, to $305.2 million at June 30, 2024 compared to

$289.6 million at December 31, 2023. The increase in total stockholders’ equity was due to retention of earnings and unrealized gains on interest rate swaps, partially offset by dividends paid to common and preferred stockholders and unrealized losses on available-for-sale securities.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks decreased $5.9 million to $26.4 million at June 30, 2024 from $32.3 million at December 31, 2023. Short-term investments decreased by $52.5 million to $54.7 million at June 30, 2024 from $107.2 million at December 31, 2023. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of June 30, 2024 and December 31, 2023, interest-bearing deposits held at the FRB were $53.7 million and $106.8 million, respectively.

Securities

Total securities, including available-for-sale and held-to-maturity, increased by $10.4 million, or 6.8%, to $315.9 million, or 8.7% of total assets at June 30, 2024 compared to $305.5 million or 8.7% of total assets at December 31, 2023. During the six months ended June 30, 2024 the Corporation recognized unrealized losses of $3.5 million before income taxes through other comprehensive income, compared to unrealized gains of $252,000 for the same period in 2023. The unrealized losses in the current period were driven by the increase in interest rates. As of June 30, 2024 and December 31, 2023, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.3 years and 5.6 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of June 30, 2024.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $133.3 million, or 9.5% annualized to $2.952 billion at June 30, 2024 from $2.819 billion at December 31, 2023 primarily driven by commercial loan growth. Management expects to manage loan growth towards our long term target of 10%.

Commercial and Industrial ("C&I") loans increased $55.9 million, or 10.1% annualized, to $1.162 billion. The increase was due to growth in traditional commercial lending, Equipment Finance, and Floorplan Financing products.

Total commercial real estate (“CRE”) loans increased $75.5 million, or 8.9% annualized, to $1.775 billion. The increase was primarily due to an increase in the construction and multifamily loan portfolios.

CRE loans represented 59.5% and 59.6% of our total loans as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, 14.6% of the CRE loans were owner-occupied CRE, compared to 15.1% as of December 31, 2023. We consider owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of June 30,		As of December 31,
	2024		2023
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$258,636	8.7%	$256,479	9.0%
Commercial real estate — non-owner occupied	777,704	26.1	773,494	27.1
Construction	229,181	7.7	193,080	6.8
Multi-family	470,176	15.8	450,529	15.8
1-4 family	39,680	1.3	26,289	0.9
Total commercial real estate	1,775,377	59.5	1,699,871	59.6
Commercial and industrial	1,161,711	38.9	1,105,835	38.8
Consumer and other	48,145	1.6	44,312	1.6
Total gross loans and leases receivable	2,985,233	100.0%	2,850,018	100.0%
Less:
Allowance for credit losses	33,088		31,275
Deferred loan fees and costs, net	(181)		(243)
Loans and leases receivable, net	$2,952,326		$2,818,986

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of June 30, 2024:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	6%	28%	17%	13%	36%	100%
Commercial real estate — non- owner occupied	71% (1)	1%	11%	2%	15%	100%
Commercial and industrial	3%	32%	15%	13%	37%	100%

(1)
Includes approximately $235 million of office real estate, or 8% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Non-interest-bearing transaction accounts	$406,804	$400,267	$445,376	$430,011	$419,294
Interest-bearing transaction accounts	841,146	818,080	895,319	779,789	719,198
Money market accounts	837,569	813,467	711,245	694,199	641,969
Certificates of deposit	224,116	266,029	287,131	285,265	293,283
Wholesale deposits	575,548	457,563	457,708	467,743	455,108
Total deposits	$2,885,183	$2,755,406	$2,796,779	$2,657,007	$2,528,852

Uninsured deposits	$1,011,977	$995,428	$994,687	$916,083	$867,397
Less: uninsured deposits collateralized by pledged assets	34,810	16,622	17,051	28,873	37,670
Total uninsured, net collateralized deposits	$977,167	$978,806	$977,636	$887,210	$829,727
% of total deposits	33.9%	35.5%	35.0%	33.4%	32.8%

As of June 30, 2024, total period-end deposits increased by $88.4 million to $2.885 billion from $2.797 billion at December 31, 2023, primarily due to increases of $126.3 million and $117.8 million in money market accounts and wholesale deposits, respectively. These increases were partially offset by decreases of $63.0 million, $54.2 million, and $38.6 million in certificates of deposits, interest-bearing transaction accounts, and non-interest-bearing transaction accounts, respectively.

As of June 30, 2024, total period-end core deposits decreased $29.4 million, or 2.5% annualized, to $2.310 billion, compared to $2.339 billion at December 31, 2023. The decrease in period-end balances is due to decreases of $54.2 million, $38.6 million, and $63.0 million in interest bearing transaction accounts, non-interest bearing transaction accounts, and certificate of deposit accounts, respectively. The decline in period-end balances is due to the delayed receipt of a significant core deposit which typically occurs near the end of the month and was included in December 31, 2023 deposits. Including this recurring deposit inflow received by the Bank on July 1, period-end core deposits increased $50.8 million. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will contribute to a net increase in deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, increased $342.4 million, or 17.0%, to $2.361 billion for the six months ended June 30, 2024 compared to $2.018 billion for the six months ended June 30, 2023.

FHLB Advances and Other Borrowings

As of June 30, 2024, FHLB advances and other borrowings decreased by $3.1 million, or 1.9%, to $327.9 million from $330.9 million at December 31, 2023. As average deposit balances have increased, we have been able to reduce our usage of FHLB advances. In addition, we have strategically reduced our usage of FHLB advances in favor of wholesale deposits to increase the Bank’s readily accessible liquidity. We will continue to utilize FHLB advances and wholesale deposits to manage interest rate risk, liquidity, and contingency funding.

As of June 30, 2024 and December 31, 2023, the Corporation had other borrowings of $10,000, and $20,000 respectively, which consisted of a sold tax credit investments accounted for as secured borrowings because they did not qualify for true sale accounting.

During the third quarter of 2024, management intends to redeem $15.0 million of 5.50% fixed to floating rate subordinated notes payable originally issued August 15th, 2019 and reissue up to $20.0 million in subordinated notes payable.

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

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of June 30, 2024 and December 31, 2023.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2024, the Corporation paid $219,000 and $438,000, respectively, in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of June 30, 2024, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $962.6 million, compared to $939.2 million as of December 31, 2023. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between July 2024 and July 2040. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2024, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $2.1 million and liability of $61.8 million compared to a derivative asset of $7.9 million and liability of $51.1 million as of December 31, 2023. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between July 2024 and July 2040. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $59.6 million as of June 30, 2024, compared to a net derivative asset of $43.2 million as of December 31, 2023. The gross amount of dealer counterparty swaps as of June 30, 2024, without regard to the enforceable master netting agreement, was a gross derivative liability of $2.1 million and gross derivative asset of $61.8 million, compared to a gross derivative liability of $7.9 million and gross derivative asset of $51.1 million as of December 31, 2023.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on issuances of short-term FHLB advances or purchases of wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2024, the aggregate notional value of interest rate swaps designated as cash flow hedges was $437.7 million. These interest rate swaps mature between July 2024 and February 2041. A pre-tax unrealized gain of $300,000 and $5.1 million was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there was no ineffective portion of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2024, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $82,000 and $223,000 was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	18	22
Total non-accrual commercial real estate	18	22
Commercial and industrial	18,981	20,575
Consumer and other	—	—
Total non-accrual loans and leases	18,999	20,597
Repossessed assets, net	54	247
Total non-performing assets	$19,053	$20,844

Total non-accrual loans and leases to gross loans and leases	0.64%	0.72%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	0.64	0.73
Total non-performing assets to total assets	0.53	0.59
Allowance for credit losses to gross loans and leases	1.17	1.16
Allowance for credit losses to non-accrual loans and leases	183.96	160.21

Non-accrual loans decreased $1.6 million, to $19.0 million at June 30, 2024, compared to $20.6 million at December 31, 2023. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.64% and 0.72% at June 30, 2024 and December 31, 2023, respectively. The change in non-accrual loans was driven by charge-offs in the Equipment Finance pool and a paydown in the Asset-Based Lending ("ABL") pool both within the C&I portfolio segment, partially offset by newly defaulted loans in Equipment Finance. While we continue to expect full repayment of the one asset-based lending (ABL) loan that defaulted during the second quarter of 2023, the liquidation process has transitioned into Chapter 7 bankruptcy, likely delaying final resolution until late 2024 or 2025. Through our collections efforts, the current balance of this loan is $6.5 million, down from $10.9 million in the prior year quarter. Excluding this credit, non-performing assets totaled $12.6 million, or 0.35% of total assets in the current quarter and $12.7 million, or 0.36% of total assets in the prior quarter.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.53% and 0.59% at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.4% and 99.2%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries:

•
Transportation and Logistics, Equipment Finance: 2% of total loans - Management considered the following: 9% of Equipment Finance Transportation loans are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation and Logistics, other than Equipment Finance: 2% of total loans - Management considered the following: Less than 1% of the Transportation loans outside of Equipment Finance are rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.
•
Office, Commercial Real Estate: 8% of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates, a majority of the loan maturity dates are beyond 2031 with the borrower paying a fixed rate, either directly or through an interest rate swap, and there are no non-accrual loans in the portfolio. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.
•
Multifamily, Commercial Real Estate: 16% of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates, a majority of the loan maturity dates are beyond 2031 with the borrower paying a fixed rate, either directly or through an interest rate swap, and there are no non-accrual loans in the portfolio. Based on these and other borrower-specific considerations, no additional reserve requirements were identified.

We also monitor asset quality through our established categories as defined in Note 5 – Loans, Lease Receivables, and Allowance for Credit Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We proactively work with our loan borrowers experiencing financial difficulty to find meaningful solutions to difficult situations that are in the best interests of the Bank.

As of June 30, 2024, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2024	2023	2023
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$9,564	$11,290	$9,690
Individually evaluated loans and leases with specific reserves required	9,435	4,431	10,907
Total individually evaluated loans and leases	18,999	15,721	20,597
Less: Specific reserves (included in allowance for credit losses)	5,581	2,715	5,989
Net non-accrual loans and leases	$13,418	$13,006	$14,608
Average non-accrual loans and leases	$20,172	$3,599	$10,450

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $2.0 million, or 11.8%, to $35.0 million as of June 30, 2024 from $33.0 million as of December 31, 2023. The allowance for credit losses as a percentage of gross loans and leases increased to 1.17% as of June 30, 2024 from 1.16% as of December 31, 2023.

During the six months ended June 30, 2024, we recorded net charge-offs of $2.1 million, comprised of $2.5 million of charge-offs and $418,000 of recoveries. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves, may ultimately result in a charge-off under a variety of scenarios.

As of June 30, 2024 and December 31, 2023, our ratio of allowance for credit losses to total non-accrual loans and leases was 183.96% and 160.21%, respectively. This ratio increased because of charge-offs and paydowns on non-accrual loans and an increase in general reserves. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses. As part of the underwriting process, as well as our ongoing monitoring efforts, we try to ensure that we have sufficient collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-accrual loans and leases ratio as compared to our peers or industry expectations. As asset quality strengthens, our allowance for credit losses is measured more through collective characteristics of our portfolio rather than through specific identification and we would therefore expect this ratio to rise. Conversely, if we identify further non-accrual loans, this ratio could fall if the non-accrual loans are adequately collateralized and therefore require no specific or general reserve. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the probable losses inherent in our loan and lease portfolio as of June 30, 2024.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded loan and lease portfolio was $33.1 million, or 1.11% of gross loans and leases, at June 30, 2024. Given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

A summary of the activity in the allowance for credit losses follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Allowance at beginning of period	$34,629	$27,550	$32,997	$24,230
Impact of adoption of ASC 326	—	—	—	1,818
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(1,583)	(329)	(2,482)	(495)
Consumer and other	—	—	(22)	—
Total charge-offs	(1,583)	(329)	(2,504)	(495)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	2	1	2
Commercial real estate — non-owner occupied	—	—	—	1
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	5	21	115	21
Commercial and industrial	165	220	281	314
Consumer and other	21	2	21	13
Total recoveries	191	245	418	351
Net charge-offs	(1,392)	(84)	(2,086)	(144)
Provision for credit losses	1,713	2,231	4,039	3,793
Allowance at end of period	$34,950	$29,697	$34,950	$29,697
Components:
Allowance for credit losses on loans	$33,088	$28,115	$33,088	$28,115
Allowance for credit losses on unfunded credit commitments	1,862	1,582	1,862	1,582
Total ACL	$34,950	$29,697	$34,950	$29,697
Annualized net charge offs (recoveries) as a percent of average gross loans and leases	0.19%	0.01%	0.07%	0.01%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2024 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on June 30, 2024, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of liquidity

	As of
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Short-term investments	$54,680	$46,984	$107,162	$109,612	$80,510
Collateral value of unencumbered pledged loans	401,602	340,639	367,471	315,067	265,884
Market value of unencumbered securities	289,104	288,965	259,791	236,618	217,074
Readily accessible liquidity	745,386	676,588	734,424	661,297	563,468

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	1,051,678	1,166,661	1,231,791	1,090,864	1,017,590
Total liquidity	$1,842,064	$1,888,249	$2,011,215	$1,797,161	$1,626,058
Total uninsured, net collateralized deposits	977,167	978,806	977,636	887,210	829,727

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with FHLB advances.

We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity decreased quarter over quarter. At June 30, 2024 and December 31, 2023, the Bank had $53.7 million and $106.8 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.

We had $853.9 million of outstanding wholesale funds at June 30, 2024, compared to $739.2 million of wholesale funds as of December 31, 2023, which represented 27.0% and 24.0%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

Period-end core deposits decreased $29.4 million as of June 30, 2024, compared to December 31, 2023. The decrease was primarily due to decreases of $54.2 million, $38.6 million, and $63.0 million in interest bearing transaction accounts, non-interest bearing transaction accounts, and certificate of deposit accounts, respectively. These decreases were partially offset by a $126.3 million increase in money market accounts. We will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other core deposits) and FHLB advances with contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2024.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended June 30, 2024. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2024, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

The Corporation has a shelf registration statement on file with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof. The Corporation has in recent years, and may from time to time in the future, raise capital through the sale of debt or equity securities in private placements exempt from registration under federal securities laws.

During the six months ended June 30, 2024, operating activities resulted in a net cash inflow of $21.7 million, which included net income of $19.3 million. Net cash used by investing activities for the six months ended June 30, 2024 was $159.7 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in federal home loan bank stock. Net cash provided by financing activities was $79.6 million for the six months ended June 30, 2024 primarily due to a net increase in deposits, partially offset by the repayment of FHLB advances. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2024, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant, and sustained change in interest rates. During the second quarter of 2024, the Corporation’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	June 30, 2024
Down 300	3.31%
Down 200	4.41
Down 100	5.38
No Change	—
Up 100	5.49
Up 200	4.62
Up 300	3.74

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, on such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of June 30, 2024, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	18,787	$34.30	—	—
May 1, 2024 - May 31, 2024	640	34.50	—	—
June 1, 2024 - June 30, 2024	—	—	—	—
Total	19,427	34.31	—	135,172

(1)
During the second quarter of 2024, the Corporation repurchased an aggregate 19,427 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchased under the April 26, 2024 share repurchase program was calculated by dividing the closing stock price on June 28, 2024 of $36.99 by the $5.0 million remaining capacity.

Item 5. Other Information

During the three months ended June 30, 2024, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 26, 2024	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 26, 2024	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)