Form 10-K
period 2024-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2025-02-26
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $306.8 million.

As of February 24, 2025, 8,301,126 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2025 are incorporated by reference into Part III hereof.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-K

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

As of December 31, 2024, on a consolidated basis, we had total assets of $3.853 billion, total gross loans and leases of $3.114 billion, total deposits of $3.107 billion, and total stockholders’ equity of $328.6 million.

Commercial Banking Products and Services

We strive to meet the specific commercial banking needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses. Through FBB, we service South Central Wisconsin, Southeast Wisconsin, Northeast Wisconsin, the greater Kansas City Metro, and other clients through products with national channels.

Commercial Real Estate Lending We originate loans secured by commercial real estate, including owner-occupied properties, non-owner-occupied facilities, multifamily developments, 1-4 family residential developments, and construction loans for these types of buildings. As of December 31, 2024, our commercial real estate portfolio (“CRE”) represented approximately 61.6% of our total gross loans and leases receivable.

Commercial and Industrial Lending Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. As of December 31, 2024, our commercial and industrial portfolio (“C&I”) represented approximately 37.0% of our total gross loans and leases receivable. The C&I portfolio includes conventional commercial and industrial loans as well as asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending. These C&I lending niches are described below.

C&I Lending - Asset-Based Lending

We provide asset-based lending to small- to medium-sized companies. Our asset-based lending team serves clients on a nationwide basis through business development officers located in several states. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital, bank debt refinancing, debt restructuring, and corporate turnaround strategies. As an asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $24 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2024, asset-based lending represented approximately 4.50% of our total gross loans and leases receivable.

C&I Lending - Accounts Receivable Financing

Our Accounts Receivable Financing team serves clients nationwide by purchasing accounts receivable on full recourse and limited non-recourse basis. We provide working capital to support client growth and other client cash flow needs. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial portfolio. As of December 31, 2024, accounts receivable financing represented approximately 2.12% of our total gross loans and leases receivable.

C&I Lending - Equipment Financing

The Bank finances a broad range of equipment, through loans and leases, to address the financing needs of commercial clients in a variety of industries. Our Equipment Finance team provides financing solutions nationwide for manufacturing equipment, industrial assets, construction equipment, agriculture equipment, medical equipment, and a variety of other commercial equipment. These financings generally range between $10,000 and $1 million with terms of 12 to 84 months.

Our Equipment Finance team seeks to position itself as the preferred point of sale financing choice utilized by equipment vendors and their purchasing customers. Our online application and proprietary credit scoring architecture enable us to provide small ticket vendor equipment financings through a nationwide distribution channel. The Equipment Finance team also partners with a select group of third-party origination sources that specialize in small ticket equipment finance transactions. These equipment vendors and third-party originators specialize primarily in healthcare, manufacturing, automotive repair, technology equipment, agriculture, construction, and specialty vehicles. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2024, equipment financing represented approximately 10.54% of our total gross loans and leases receivable.

C&I Lending - Floorplan Financing

We offer floorplan financing for larger, well established, independent car dealerships nationwide. These floorplan programs generally range from $500,000 to $15 million. Floorplan financing typically generates higher yields than traditional commercial lending. As of December 31, 2024, floorplan financing represented approximately 4.47% of our total gross loans and leases receivable.

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

The majority of our SBA loans are originated using the 7(a) term loan program. This program typically provides a guaranty of 75% of the loan balance. In the event of default on the loan, the lender may request that the SBA purchase the guaranteed portion of the loan for an amount equal to the outstanding principal plus accrued interest permissible under SBA guidelines. In addition, the SBA will share on a pro-rata basis in certain costs of collection, subject to SBA rules and limits, as well as the proceeds of liquidation.

The Bank's SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We have a history of recognizing gains on the sale of the guaranteed portion of the loans. As of December 31, 2024, the on-balance sheet portion of SBA loans represented approximately 1.87% of our total gross loans and leases receivable.

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

Company Retirement Plan Services

FBB acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB also acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. Offering only non-proprietary funds removes conflict of interest while designing cost-effective company retirement plans which provide a competitive return. As of December 31, 2024, FBB had $421 million of company retirement plan assets under management and administration.

Private Wealth Management

FBB acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, acting in a trustee or agent capacity. FBB also provides access to brokerage and custody-only services, for which it administers and safeguards assets. As of December 31, 2024, FBB had $2.998 billion of private wealth assets under management and administration.

The Bank also offers private banking to its private wealth clients. As of December 31, 2024, private wealth loans represented approximately 2% of total gross loans and leases receivable.

Bank Consulting Services

FBB provides outsourced treasury services to assist banks and other financial institutions with balance sheet management. These services include balance sheet, investment portfolio, and asset liability management services.

Competition

FBB encounters competition across all of our commercial banking products and services. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, and FinTech companies. The Bank also competes with regional and national financial institutions, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources than the Bank. We believe the experience, expertise, and responsiveness of our banking professionals, as well as our focus on fostering long-lasting relationships, sets us apart from our competitors.

Human Capital Management

In 2024, the Corporation’s workforce grew to 353 employees working onsite, hybrid, and remote. This flexible approach diversifies our workforce, helps us compete for talent, and adds specialized skills as our business grows. Attracting and retaining top talent is crucial for our success.

One of the Corporation’s top strategies is to "Protect and Strengthen our Culture" with a growing and geographically dispersed team. Our culture, rooted in founding beliefs and guided by a cultural competency framework, is key to our success. We aim to be Ideal

Team Players, embodying humility, hunger and people smarts. Clear values foster a special and committed team atmosphere, boosting productivity, reducing turnover, attracting motivated employees, and cultivating ownership and accountability.

Another top strategy is to "Thrive in the Workplace of the Future" by continuously investing in our team to elevate their impact and contribution. This ensures our employees are equipped to meet the demands of a dynamic work environment, fostering innovation and excellence. Achieving strong financial results begins with our employees.

The strength of our culture and investment in our employees was demonstrated as follows throughout 2024:

1.
Achieved an Employee Engagement rating of 86% with a 90% participation rate. Employee Engagement is a key driver for organizational success and our results continue to exceed industry benchmarks of 78% and 81% respectively.
2.
As a Top Workplace Award winner for 2024, for the fourth consecutive year, the Corporation was also recognized for Culture Excellence across nine categories.
3.
Employee Turnover was 10.54% – well below the employee turnover average of 17.7% in the industry, as reported in a survey conducted by Aon in 2024.
4.
The Career Path Ratio for employees, indicating the percentage of employees who experienced internal transfers and promotions to fill open positions, recognizing strong employee performance and career growth was 15.72%, above our 10% internal goal.
5.
Leadership conducted a culture survey which provided a clear understanding of what our employees value most. Based on feedback, specific questions were added to the Employee Engagement Survey to establish a baseline and monitor progress over time.
6.
The Corporation provides comprehensive and market-competitive compensation, taking into consideration employees’ roles, experience and performance. Our total rewards package includes a wide range of benefits, supports well-being, and helps employees thrive.
7.
The Corporation is continually investing in employees’ professional development, with a focus on utilizing technology advancements within our systems to improve operational efficiencies and to enhance employee productivity and experience.

Since our inception, our commitment to employees, clients, and communities has been the foundation of our long-term success. Our Belief Statement expresses this: At First Business Bank, we believe visionary, determined entrepreneurs and investors create a thriving economy and, in turn, social and economic advancement for their employees, investors, families and communities. Built by driven entrepreneurs, First Business Bank has the experience to create both wealth and a wealth of good in the world.

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

As of December 31, 2024, FBB had six wholly-owned subsidiaries and total gross loans and leases receivable of $3.114 billion, total deposits of $3.107 billion, and total stockholders’ equity of $379.6 million.

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

Markets

Although certain of our commercial banking products and services are marketed nationwide, our primary markets lie in Wisconsin, Kansas, and Missouri. Specifically, our three markets in Wisconsin consist of South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve these markets primarily through our offices in Madison, Brookfield, and Appleton, respectively. We serve the greater Kansas City Metro through our Leawood, Kansas office, which is located in the Kansas City metropolitan area. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows.

South Central Wisconsin

As the capital of Wisconsin and home of the University of Wisconsin-Madison, the greater Madison area, specifically Dane County and surrounding counties, offers an appealing economic environment populated by a highly educated workforce. While the economy of South Central Wisconsin is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments. South Central Wisconsin is also home to technology and research and development-related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provides healthcare services to South Central Wisconsin.

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

Corey A. Chambas, age 62, has served as a director of FBFS since July 2002, as Chief Executive Officer ("CEO") since December 2006 and as President from February 2005 until January 2023. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 40 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Bank, N.A. , in Madison, Wisconsin.

Brian D. Spielmann, age 42, has served as Chief Financial Officer ("CFO") of FBFS since April 2023. Mr. Spielmann also serves as the Chief Financial Officer of the Bank. He also currently serves as a director of our FBSF subsidiary. Mr. Spielmann had been serving as the Corporation’s Deputy Chief Financial Officer and Chief Accounting Officer since May 2022. Mr. Spielmann joined FBFS in 2006 and has held various positions including Chief Accounting Officer, Director of Finance, Financial Reporting Manager, and Senior Financial Accountant.

David R. Seiler, age 60, has served as Chief Operating Officer ("COO") of FBFS since April 2016 and as President of FBFS since January 2023. He also currently serves as a director for our subsidiary FBSF. Mr. Seiler has over 30 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Bank, N.A. in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Mark J. Meloy, age 63, has served as Executive Vice President of FBFS since January 2023. Mr. Meloy joined FBFS in 2000 and has held various positions including Chief Executive Officer of FBB, Executive Vice President of FBB, and President and Chief Executive Officer of FBB-Milwaukee. He also currently serves as a director of our FBSF subsidiary. Mr. Meloy has over 35 years of commercial lending experience. Prior to joining FBFS, Mr. Meloy was a Vice President and Senior Relationship Manager with Firstar Bank, NA, in Cedar Rapids, Iowa and Milwaukee, Wisconsin, now known as U.S. Bank, working in their financial institutions group with mergers and acquisition financing. Mr. Meloy is retiring on May 1, 2025.

Bradley A. Quade, age 59, has served as Chief Credit Officer ("CCO") of FBFS since April 2020 and as Executive Vice President of FBFS since August 2024. Mr. Quade had been serving as the Corporation’s Deputy Chief Credit Officer since October 2019. He also currently serves as a director for our subsidiary FBSF. Mr. Quade has over 35 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin.

Jodi A. Chandler, age 60, has served as Chief Human Resources Officer of FBFS since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 30 years.

Laura M. Garcia, age 52, has served as Chief Risk Officer ("CRO") for FBFS since March 2022. Prior to joining FBFS, she held the position of Head of North American Risk and Compliance, Managing Director for BMO Bank, N.A. in Chicago, Illinois, from 2018 to 2022. Ms. Garcia has over 30 years of experience in the financial services industry, centered in commercial banking, credit, compliance, and risk management.

James E. Hartlieb, age 54, has served as President of FBB since 2015 and as Chief Executive Officer of FBB and a director of FBB since January 2023. Mr. Hartlieb joined FBB in 2009 as Senior Vice President of Greater Dane County. He also currently serves as a director of our FBSF subsidiary. Mr. Hartlieb has over 30 years of financial services experience. Prior to joining FBB, Mr. Hartlieb held the position of Regional President with AMCORE Bank in Madison, Wisconsin, which he held from 1998 to 2009.

Daniel S. Ovokaitys, age 51, has served as Chief Information Officer ("CIO") since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Corporation and the Bank may make, limits on the Bank’s loans to any one borrower, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge with, consolidate with, and acquire other financial institutions and related businesses, dealings with the Corporation’s and the Bank’s insiders and affiliates, and payment of dividends. In reaction to the global financial crisis beginning in 2008 (the “global financial crisis”), and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were considered systemically important under the Dodd-Frank Act solely because of size. Many of these changes were intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see The Role of Capital below. The Regulatory Relief Act also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests, name a risk committee, or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Corporation believes these reforms are generally favorable to its operations.

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

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that historically qualified as Tier 1 Capital under Basel I do not qualify under Basel III, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Base III, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule currently requires minimum capital ratios as follows:

•
A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•
A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;

•
A ratio of minimum Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and
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

On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017, referred to as the Basel III Endgame. The proposed Basel III Endgame rules, which, if enacted, would not apply to the Corporation and the Bank.

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
•
A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•
A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

As of December 31, 2024: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. Additionally, the Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2024.

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

The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2024 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.

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

Dividend Payments. We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Wisconsin corporation, we are subject to the limitations of Wisconsin law, which allows us to pay dividends unless, after giving effect to a dividend, any of the following would occur: (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

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

The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

On October 18, 2022, the FDIC adopted a final rule increasing the initial base deposit insurance rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023, which increase will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.

There was a sharp decline in the DIF in 2023 following the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023, coupled with strong insured deposit growth. On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss in the DIF associated with protecting uninsured depositors following these bank failures. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Our estimated level of uninsured deposits was below that threshold, and therefore, the Bank was not subject to the special assessment.

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

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source, and rely on stable funding such as core deposits. Management defines core deposits as other than wholesale or brokered deposits.

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

During the past several years, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, compliance, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls or failures of internal controls due to human error, insufficient staffing, or insufficiently trained or skilled personnel, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation, and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Community Reinvestment Act (“CRA”) Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income (“LMI”) neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit and investment needs of its communities. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition, or the establishment of a branch office. An unsatisfactory rating may be used as a basis for denial of such an application.

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $2 billion under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of LMI communities. The final rule is on hold pending resolution through the federal courts which delayed implementation.

Anti-Money Laundering/Counting the Financing of Terrorism ("CFT"). The Bank is subject to several federal laws that are designed to combat money laundering and countering the financing of terrorism, and restrict transactions with persons, companies, or foreign governments sanctioned by United States authorities. This category of laws includes the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act (collectively, “AML/CFT laws”) and implementing regulations as administered by the United States Treasury Department’s Office of Foreign Assets Control (“sanctions laws”).

As implemented by federal banking and securities regulators and the Department of the Treasury, AML/CFT laws obligate depository institutions to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. In addition, the Financial Crimes Enforcement Network (“FinCEN”), promulgated customer due diligence and customer identification rules that required banks to identify and verify the identity of beneficial owners of all legal entity customers (with certain exclusions) at the time a new account is opened (subject to certain exemptions). Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine AML/CFT and sanctions compliance programs to ensure their adequacy and effectiveness, and the frequency and extent of such examinations and the remedial actions resulting therefrom have been increasing. Non–compliance with sanctions laws and/or AML/CFT laws or failure to maintain an adequate AML/CFT compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2023, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing, and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. On February 8, 2025, the United States Office of Management and Budget directed CFPB employees to pause all supervision and examination activity. This directive, along with other actions recently taken by the current Presidential Administration, have created uncertainty about the future of the CFPB, its rulemaking authority and its existing regulations.

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

On December 21, 2018, the federal banking agencies issued a joint final rule revising their regulatory capital rules to (i) address the impending implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations were expected to experience upon enacting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. The final rule took effect on April 1, 2019; however, on August 26, 2020, the federal bank regulatory agencies issued a final rule allowing institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by the three-year transition period already provided by the joint final rule. We elected to use the 2020 Capital Transition Relief as permitted under the applicable regulations. As a result, the three-year phase-in period described above commenced in 2023.

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may materially affect or impair our business, results of operations, and financial condition. The risks are organized in the following categories:

•
Credit Risk
•
Liquidity and Interest Rate Risk
•
Operational Risk
•
Strategic and External Risk
•
Regulatory, Compliance, Legal, and Reputational Risk
•
Risks Related to Investing in Our Common Stock
•
General Risk Factors

Credit Risks

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-accrual loans, and charge-offs, which would require increases in our provision for credit losses.

There are risks inherent in making any loan or lease, including risks inherent in dealing with borrowers, including, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to repay debt, and risks resulting from changes in economic and market conditions. Our credit risk underwriting and monitoring procedures may not have identified, or will identify, all of these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic conditions in the U.S., generally, or in our specific markets, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and delinquencies, the level of non-accrual loans and leases, and charge-offs could rise. This would, in turn, require increases in the provision for credit losses, which may adversely affect our business, results of operations, and financial condition.

Our allowance for credit losses may not be adequate to cover actual losses.

We establish our allowance for credit losses (“ACL”) and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, subjective factors, and an evaluation of changes in economic, operating, and other conditions within our markets, which may be beyond our control. Such losses may exceed current estimates.

At December 31, 2024, our ACL as a percentage of total loans and leases was 1.20% and as a percentage of total non-performing loans and leases was 131.38%. Although management believes the ACL is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s assessment of credit conditions, or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the ACL may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.

At December 31, 2024 we had $1.917 billion of commercial real estate loans, which represented 61.6% of our total loan and lease portfolio. Payments on such loans are often dependent on the successful operation or development of the property or business involved; therefore, repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one, or a few, of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.

Commercial real estate markets have been facing downward pressure since 2022 due in large part to high interest rates. Although commercial real estate markets showed some signs of stabilization in 2024, the prospects for commercial real estate markets and property valuation remain uncertain. The federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions’ handling of commercial real estate borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the FDIC, issued an interagency policy statement addressing prudent commercial real estate loan accommodations and workouts. Our failure to maintain appropriate, enhanced risk management policies, procedures and controls in response to regulatory expectations could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

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

Real estate construction loans, a subset of commercial real estate loans, comprised approximately $221.1 million, or 7.1%, of our gross loan and lease portfolio, respectively, as of December 31, 2024. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan and may incur related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

A large portion of our loan and lease portfolio is comprised of commercial loans secured by various business assets, the deterioration in value of which could increase our exposure to future probable losses.

At December 31, 2024, approximately $1.152 billion, or 37.0%, of our loan portfolio was comprised of commercial loans to businesses collateralized by general business assets, including accounts receivable, inventory, and equipment. Our commercial loans are typically larger in amount than loans to individual consumers and therefore, have the potential for larger losses on an individual loan basis. Additionally, some of our niche commercial lending clients are highly leveraged and/or have inconsistent historical earnings. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs may adversely affect our business, results of operations, and financial condition.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.

SBA loans consisting of both commercial real estate and commercial loans, comprised approximately $58.1 million, or 1.87%, of our gross loan and lease portfolio as of December 31, 2024.

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

We often choose to sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. The total outstanding balance of sold SBA loans as of December 31, 2024 was $79.4 million.

In order for a borrower to be eligible to receive an SBA loan, it must be established that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio and may be at greater risk of default. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, the SBA may require the Bank to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Bank. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an ACL and a SBA recourse reserve at a level determined to be appropriate. Significant increases to the ACL and the SBA recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

Non-performing assets take time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

At December 31, 2024, our non-accrual loans totaled $28.4 million, or 0.91% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and repossessed assets) totaled $28.4 million, or 0.74% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

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

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts we receive on our interest-bearing assets and the amounts we pay on our interest-bearing liabilities. Interest rates are highly sensitive to a variety of factors that are beyond our control, including general economic conditions and policies of governmental and regulatory agencies and, in particular, the Federal Reserve. In certain scenarios, when interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which could cause our profits to decrease. Similarly, when interest rates fall, the rate of interest we pay on our liabilities may not decrease as quickly as the rate of interest we receive on our interest-bearing assets, which could cause our profits to decrease. The structure of our balance sheet and resultant sensitivity to interest rates in various scenarios may change in the future.

Interest rate increases on variable rate loans often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of underlying collateral may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on certain loans as borrowers refinance at lower rates. This increase in pre-payments may reduce interest income which may not be fully offset by pre-payment fees.

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

Federal banking agencies have concluded that the proportion of the deposits that exceeded FDIC insurance limits was a significant factor in the failure of certain banking institutions in the first half of 2023. In response, many large depositors across the industry withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and low-risk securities accounts in an effort to mitigate the risk of potential further bank failures. While the Bank has not experienced significant withdrawal activity in connection with the 2023 bank failures, if a significant portion of the Bank’s deposits were to be withdrawn within a short period of time in connection with a similar future crisis, additional sources of funding may be required to meet withdrawal demands. The Corporation may be unable to obtain sufficient funding on favorable terms, which may have an adverse effect on the Corporation’s net interest margin. In addition, funding deposit obligations may be more difficult in a high interest rate environment. Because the Corporation’s available-for-sale investment securities may lose value when interest rates rise, proceeds from the sale of such assets may be diminished during periods of elevated interest rates. Under such circumstances, the Corporation may be required to access funding from alternative liquidity sources in order to manage our liquidity risk.

Uninsured deposits historically have been viewed by the regulators as less stable than insured deposits, and the 2023 bank failures have prompted enhanced regulatory scrutiny of banks’ liquidity risk management. According to statements made by the regulators, clients with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. To that end, the federal banking agencies issued an interagency policy statement in July 2023 to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.

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

The methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to detect and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection. We train employees and our clients on fraud risks and mitigation strategies. We face risks related to cyber-attacks, ransomware attacks and other security breaches that typically involve the transmission of sensitive information regarding our clients and monetary transactions through various third parties. Some of these third parties have in the past been the target of security breaches and cyber-attacks. Because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our high risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premiums, and the cost of our personnel who focus a substantial portion of their responsibilities on fraud and cyber security.

Any successful cyber-attack or other security breach on the Corporation, third party service providers, or clients involving the misappropriation, loss or other unauthorized disclosure of confidential client information or funds or that compromises our ability to function could erode confidence in the security of our systems, products and services. This may result in monetary losses, potentially subject us to regulatory investigation with fines and penalties, expose us to litigation and liability, disrupt our operations and have a material adverse effect on our business, financial condition or results of operations and damage our reputation.

We are dependent upon third party service providers for certain information systems, data management and processing services, and key components of our business infrastructure, which are subject to operational, security, and other risks.

As with many other financial institutions, we outsource certain information systems, data management, and processing functions to third-party providers, including key components of our business infrastructure like internet and network access, and core application processing. While we have selected these third-party service providers carefully, we do not control their actions, nor is any vendor due diligence perfect. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or outages, unauthorized access or disclosure of sensitive or confidential information. If our third-party service providers encounter any of these issues, or if we have difficulty exchanging information with or receiving services from them, we could be exposed to disruption of operations, an inability to provide products and services to our clients, a loss of service or connectivity, reputational damage, and litigation risk that could have a material adverse effect on our business, results of operations, and financial condition.

The nature of our operations is such that we are exposed to risks associated with potential fraudulent activities, errors, breaches and the like.

By its nature, our business involves our operating in diverse markets and relying on the ability of our employees and systems to process transactions. As a result, we are subject to various risks of loss, including but not limited to the risk of fraud by employees or non-employees, the execution of unauthorized transactions, errors relating to transaction processing, breaches of our internal control systems, compliance failures, and other unforeseeable external events. Our industry has recently experienced an increase in the incidence of check fraud, wire fraud, peer-to-peer payment fraud, and the use of AI technology to facilitate identity theft. Insurance coverage may not be available for such losses, or such losses may exceed insurance limits. Any such losses could also lead to litigation against the Corporation and the Bank. As a result, we could suffer financial loss, be subject to regulatory action, and experience reputational damage, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Changes in U.S. trade policies, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.

The current Presidential administration has imposed or threatened to impose significant tariffs against goods imported from Canada, Mexico, China and the European Union. These and other potential tariffs and trade restrictions, along with the retaliatory responses they may prompt, could cause price increases in our clients’ products, reducing the demand for such products, or reduce our clients’ margins and adversely affect their revenues, financial results and ability to service their debt. These circumstances could, in turn, have a material adverse effect on our results of operations and financial condition.

The Corporation’s business and financial results could be materially and adversely affected by widespread public health events.

Public health epidemics could result in the continued and increased recognition of credit losses in the Corporation’s loan portfolio and increases in the Corporation’s ACL, particularly to the extent that there is a significant negative impact on the global economy. Because of changing economic and market conditions affecting issuers, the Corporation may be required to recognize impairments on the investments it holds. Furthermore, the demand for the Corporation’s products and services may be impacted, which could materially adversely affect the Corporation’s revenue.

We cannot predict how future widespread public health epidemics, should they occur, might impact our financial condition and results of operation. The extent to which any future pandemic impacts the Corporation’s business, results of operations, and financial condition, as well as the Corporation’s regulatory capital, liquidity ratios, and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any responsive actions taken by governmental authorities and other third parties.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in southern Wisconsin and, to a lesser extent, the Northeast regions of Wisconsin and the greater Kansas City Metro and, as a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets, including, without limitation, could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Although we do not have any current definitive plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of similar or complementary financial services organizations. To the extent that we do so, we may experience higher operating expenses relative to operating income from the new operations or certain one-time expenses associated with the discontinuation of a product or business, all of which may have an adverse effect on our business, results of operations, and financial condition. Other effects of engaging in such strategies may include potential diversion of our management’s time and attention and general disruption to our business. To the extent that we grow through new locations, we may incur certain one-time expenses and we cannot ensure that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses would involve similar risks to those commonly associated with branching, but may also involve additional risks, including potential exposure to unknown or contingent liabilities of banks and businesses we acquire and exposure to potential asset quality issues of the acquired bank or related business.

We could recognize impairment losses on securities held in our securities portfolio, goodwill, or other long-lived assets.

As of December 31, 2024, the fair value of our securities portfolio was approximately $347.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause credit losses and result in a provision for credit losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.

As of December 31, 2024, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2024, our annual impairment test conducted July 1, 2024 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2025. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

The failure or perceived weakness of any of our significant counterparties could expose us to loss.

The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker-dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. Further, the consolidation of financial services firms and the failures of other financial institutions has in the past increased, and may in the future increase, the concentration of our counterparty risk. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that have a material and adverse effect on our business, financial condition and results of operations.

We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. As of December 31, 2024, the Wisconsin state deferred tax valuation allowance was $1.6 million, reducing our Wisconsin deferred tax assets to $2.1 million. The Corporation believes it will fully realize its Federal and non-Wisconsin deferred tax assets. These determinations were based on the evaluation of several factors, including relevant tax law changes, our recent earnings history, expected future taxable earnings, and appropriate tax planning strategies. A decrease in taxable earnings could adversely impact our ability to fully utilize our remaining deferred tax assets. If we determine that it is more likely than not that some portion or all of the remaining deferred tax assets will not be realized, we will be required to recognize a valuation allowance, which would result in a corresponding charge against our earnings.

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

Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, financial technology (“FinTech”) companies, and digital asset providers. We compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. Some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our primary markets. Furthermore, tax-exempt credit unions operate in our market areas and aggressively price their products and services to a large portion of the market. Finally, technology has also lowered the barriers to entry and made it possible for non-bank financial service providers to offer products and services we have traditionally offered, such as automatic funds transfer and automatic payment systems, as well as transactions and products such as digital assets (including cryptocurrencies and similar assets) that may appeal to certain clients, but which are not subject to supervision and regulation comparable to that which we are subject. Recent changes in the U.S. political landscape may result in deregulation of certain aspects of the financial services sector, including a more relaxed enforcement policy with respect to digital assets and FinTech companies. Our profitability depends, in part, upon our ability to successfully compete with these other financial service providers and to maintain and increase market share.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions through alternative methods that historically involved financial institutions. The wide acceptance of Internet-based and person-to-person commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Businesses and consumers can now maintain funds in social payment applications, prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of financial institutions. The diminishing role of financial institutions as financial intermediaries has resulted, and could continue to result, in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition, and results of operations.

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

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. Of particular impact to the Corporation are the operations of the SBA. Any failure to maintain such U.S. government operations, and the after-effects of such shutdown, could impede our ability to originate SBA loans and sell such loans in the secondary market, and would materially adversely affect our business, results of operations, and financial condition.

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

Regulatory, Compliance, Legal and Reputational Risks

We operate in multiple states and in a highly regulated industry and the federal and state laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles. Changes in applicable laws or regulations, or our failure to comply with them, may adversely affect us.

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

We face a risk of noncompliance and enforcement action with various statutes and regulations.

The Bank has identified AML/CFT as a series of key laws and regulations that provide a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to lauder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. AML/CFT laws and regulations require FBB, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The FinCEN, established by Treasury to administer the AML/CFT laws, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and IRS. There is also increased scrutiny of compliance with the rules enforced by the FinCEN, Federal, and State regulators. Federal and state bank regulators also focus on compliance with AML/CFT laws.

If our policies, procedures, and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan which would adversely affect our business, results of operations, and financial condition. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors. If it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations, and financial condition may be adversely affected.

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

Volatility or events impacting a subset of the banking industry can impact the entire sector, including the Corporation, which could affect the confidence of our clients and investors and result in a material adverse effect on our performance and a decline in our stock price for reasons outside of our control.

The industry in which we compete is diverse, with participants ranging from community-based banks to global financial institutions with assets in the trillions of dollars. In addition, some financial institutions have exposure of an extremely broad range of risks, or outsized exposure to specific industries such as startup and early-stage, pharmaceutical, or oil & gas companies. When volatility, market events or similar issues affect a subset of financial institutions, or when there are news reports or high-profile incidents relating to trends, concerns, and other issues in the banking industry, the ramifications can affect the sector as a whole, regardless of the effect, or lack thereof, on any specific institution. For example, the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank, which were caused by specific risk management and industry issues, negatively impacted customer, investor and media perception of the entire sector, resulting in declines in depositor confidence and stock prices throughout the industry. Future events of this nature could result in a material adverse effect on our performance and a decline in our stock priced for reasons that would not otherwise affect the Bank or which are outside of our control.

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

Our cybersecurity program is focused on the following key areas:

Governance: The Board of Director’s (the “Board”) oversight of cybersecurity risk management is delegated to the Operational Risk Committee of the Board (the "ORC"),which regularly interacts with our ERM function, the Chief Information Officer ("CIO"), other members of management and relevant management committees. The ORC chair regularly reports material developments on cybersecurity to the Board.

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

The Board and the ORC oversee our ERM process, including regular presentations and reports. The Board and the ORC also would receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds. The Board and the ORC coordinate the approach to cybersecurity management with the CRO and the CIO, as well as our CFO and CEO.

Our CRO and CIO have 30 and 24 years of experience, respectively. Their background is summarized in Item 1, Executive Officers of the Registrant.

To date, we believe we have not been materially affected, or are reasonably likely to be materially affected, by cybersecurity threats, including our business strategy, results of operations or financial condition. Please refer to Risk Factors in Item 1A for discussion of possible impacts from future cybersecurity events.

Item 2. Properties

The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2024:

Location	Function	Expiration Date
401 Charmany Drive, Madison, WI	Full-service banking location of FBB - South Central Region and office of FBFS	2028
17335 Golf Parkway, Brookfield, WI	Full-service banking location of FBB - Southeast Region	2032
11141 Overbrook Road, Leawood, KS	Full-service banking location of FBB - Kansas City Region	2033
3913 West Prospect Avenue, Appleton, WI	Full-service banking location of FBB - Northeast Region	2030

For the purpose of generating business development opportunities in our specialized lending and consulting businesses, as of December 31, 2024, office space was also leased in several states nationwide under shorter-term lease agreements, a majority of which have terms of one year or less.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Holders

The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 20, 2025, there were 323 registered shareholders of record of the Corporation’s common stock.

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

Stock Performance Graph

The chart shown below depicts total return to shareholders during the period beginning December 31, 2019 and ending December 31, 2024. The total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the KBW Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks.

	As of December 31,
Index	2019	2020	2021	2022	2023	2024
First Business Financial Services, Inc.	$100.00	$72.55	$118.14	$151.43	$171.01	$202.55
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation's Chief Executive Office or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of December 31, 2024, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	—
November 1, 2024 - November 30, 2024	282	49.82	—	—
December 1, 2024 - December 31, 2024	—	—	—	—
Total	282	$49.82	—	108,015

(1)
During the fourth quarter of 2024, the Corporation repurchased an aggregate 282 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards. The Corporation did not repurchase any shares pursuant to the publicly announced program described above during the quarter.

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
•
Uncertainty created by potential federal government actions relating to the authority of regulatory agencies (including bank regulators), international trade policy, and other significant policy matters.
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

Overview

We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC (“FBSF”), a wholly-owned subsidiary of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth management services, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating model is predicated on deep client relationships, financial expertise, and an efficient, centralized administration function delivering best in class client satisfaction. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.

Long-Term Strategic Plan

In early 2024, management finalized the development of its five year strategic plan and began the implementation of strategies and initiatives that drive successful execution. Management’s objective over this five year period is to foster innovative and engaged team members who develop deep client relationships and deliver exceptional results for all stakeholders. To meet this objective, we identified five key strategies which are linked to corporate financial goals, all business lines, and centralized administration functions to ensure communication and execution are consistent at all levels of the Corporation.

These strategies are described below:

•
We will protect and strengthen our unique culture with a growing and geographically diverse team.
•
We will develop future-ready talent who will thrive in the workplace of the future by continuously investing in our team to elevate their impact and contribution.
•
We will grow our core deposits by driving a company-wide commitment to adding new relationships and capitalizing on innovative sources and new technologies.
•
We will achieve operational excellence by fostering a culture of continuous process improvement and utilization of innovative technology.
•
We will optimize the performance of each business line and market to achieve sustainable profitability and growth.

The table below shows the Corporation’s performance for the years ended December 31, 2024, 2023, and 2022 in comparison to the key performance indicators included in the Corporation’s 2024 strategic plan.

	As of December 31,
Key Performance Indicators	2022	2023	2024	Strategic Plan
Return on average tangible common equity (“ROATCE”)(1)	17.7%	14.5%	15.4%	≥ 15% by 2028
Tangible book value (“TBV”) growth	8.6%	12.9%	15.0%	≥ 10% per year
Top line revenue growth	13.4%	12.6%	6.6%	≥ 10% per year
Efficiency ratio	62.31%	60.99%	60.61%	< 60% by 2028
Core deposits to total funding	76.1%	76.0%	71.1%	≥ 75%
Employee engagement & participation (2)	87%	90%	86%	≥ 85%
Net promoter score (3)	77	78	70	≥ 70

(1)
Excluding tax and SBA recourse benefits, the 2024 ROATCE was 14.6%.
(2)
Anonymous survey conducted annually.
(3)
Net promoter score assesses likelihood to recommend on a 11-point scale, where detractors (scores 0-6) are subtracted from promoters (scores 9-10), while passives (scores 7-8) are not considered.

Financial Performance Summary

Results as of and for the year ended December 31, 2024, include:

•
Net income available to common shareholders for the year ended December 31, 2024 was $43.4 million, increasing 20.0% compared to $36.2 million for the year ended December 31, 2023.
•
Diluted earnings per common share were $5.20 for the year ended December 31, 2024, increasing 20.0% compared to $4.33 in the prior year.
•
Return on average assets (“ROAA”) for the year ended December 31, 2024, was 1.20%, compared to 1.13% for 2023.
•
Return on average common equity (“ROACE”) is defined as net income available to common shareholders divided by average equity less average preferred stock. ROACE was 14.73% for the year ended December 31, 2024, compared to 13.79% for the year ended December 31, 2023.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, was $60.4 million for the year ended December 31, 2024, compared to $56.2 million for the year ended December 31, 2023.
•
Fees in lieu of interest, defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $5.5 million for the year ended December 31, 2024, compared to $3.5 million for the year ended December 31, 2023.
•
Net interest margin was 3.66% for the year ended December 31, 2024, compared to 3.78% for the year ended December 31, 2023. Adjusted net interest margin, which excludes certain one-time and volatile items including fees in lieu of interest, was 3.47% for the year ended December 31, 2024, compared to 3.62% for the year ended December 31, 2023.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $153.5 million for the year ended December 31, 2024, compared to $143.9 million in the year ended December 31, 2023.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 13.5% for the year ended December 31, 2024, compared to 21.5% for the year ended December 31, 2023.
•
Provision for credit loss expense was $8.8 million for the year ended December 31, 2024, compared to $8.2 million for the year ended December 31, 2023.
•
Total assets at December 31, 2024, increased $345.4 million, or 9.8%, to $3.853 billion from $3.508 billion at December 31, 2023.

•
Period-end gross loans and leases receivable increased $263.8 million, or 9.3%, to $3.114 billion as of December 31, 2024, compared to $2.850 billion as of December 31, 2023. Average gross loans and leases of $2.997 billion increased $349.0 million, or 13.2%, for the year ended December 31, 2024, compared to $2.648 billion for the year ended December 31, 2023.
•
Non-performing assets were $28.4 million and 0.74% of total assets as of December 31, 2024, compared to $20.8 million and 0.59% of total assets as of December 31, 2023.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $4.3 million compared to December 31, 2023. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.20% of total loans, compared to 1.16% at December 31, 2023.
•
Period-end core deposits at December 31, 2024, increased $57.4 million, or 2.5%, to $2.396 billion from $2.339 billion as of December 31, 2023. Average core deposits of $2.378 billion increased $280.3 million, or 13.4%, for the year ended December 31, 2024, compared to $2.098 billion for the year ended December 31, 2023.
•
Private wealth and trust assets under management and administration increased by $297.2 million, or 9.5%, to $3.419 billion at December 31, 2024, compared to $3.122 billion at December 31, 2023. Private wealth management service fees increased $1.8 million, or 16.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

The detailed financial discussion that follows focuses on 2024 results compared to 2023. Information pertaining to 2023 in comparison to 2022 was included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, on page 37 under Part II, Item 7, "Management's Discussion and Analysis of Financial and Result of Operations," which was filed with the SEC on February 26, 2024.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $9.6 million, or 6.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a 10.3% increase in net interest income partially offset by a 6.6% decrease in non-interest income. The increase in net interest income was driven by an increase in average gross loans and leases outstanding. The decrease in non-interest income was due to lower returns on investments in SBIC funds, commercial loan swap fee income, and gains on the sale of SBA loans; partially offset by increases in private wealth fee income.

The components of top line revenue were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2024	2023	2022	$ Change 2024	% Change 2024	$ Change 2023	% Change 2023
	(Dollars in Thousands)
Net interest income	$124,206	$112,588	$98,422	$11,618	10.3%	$14,166	14.4%
Non-interest income	29,251	31,308	29,428	(2,057)	(6.6)	$1,880	6.4
Top line revenue	$153,457	$143,896	$127,850	$9,561	6.6	$16,046	12.6

Return on Average Assets and Return on Average Common Equity

ROAA was 1.20% for the year ended December 31, 2024, compared to 1.13% for the year ended December 31, 2023. The increase in ROAA was due to the increase in net interest income and a lower effective tax rate, partially offset by a decrease in non-interest income. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROACE for the year ended December 31, 2024, was 14.73%, compared to 13.79% for the year ended December 31, 2023. The reasons for the change in ROACE are consistent with the net income variance explanation as discussed under ROAA above. We view

ROACE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 60.61% for the year ended December 31, 2024, compared to 60.99% for the year ended December 31, 2023. Efficiency ratio is a non-GAAP measure representing operating expense divided by operating revenue. Operating expense is defined as non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any. Operating revenue is defined as net interest income plus non-interest income less realized net gains or losses on securities, if any, and other discrete items.

PTPP adjusted earnings for the year ended December 31, 2024, was $60.4 million, compared to $56.2 million for the year ended December 31, 2023. PTPP adjusted earnings is a non-GAAP measure defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROAE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Year Ended December 31,			Change From Prior Year
	2024	2023	2022	$ Change 2024	% Change 2024	$ Change 2023	% Change 2023
	(Dollars in Thousands)
Total non-interest expense	$93,480	$88,575	$79,474	$4,905	5.5%	$9,101	11.5%
Less:
Net (gain) loss on repossessed assets	168	12	49	156	NM	(37)	(75.5)
SBA recourse provision (benefit)	(104)	775	(188)	(879)	NM	963	(512.2)
Contribution to First Business Charitable Foundation	—	—	809	—	NM	(809)	NM
Impairment of tax credit investments	400	—	(351)	400	NM	351	NM
Total operating expense (a)	$93,016	$87,788	$79,155	$5,228	6.0	$8,633	10.9
Net interest income	$124,206	$112,588	$98,422	$11,618	10.3	$14,166	14.4
Total non-interest income	29,251	31,308	29,428	(2,057)	(6.6)	1,880	6.4
Less:
Bank-owned life insurance claim	—	—	809	—	NM	(809)	NM
Net loss on sale of securities	(8)	(45)	—	37	NM	(45)	NM
Adjusted non-interest income	29,259	31,353	28,619	(2,094)	(6.7)	2,734	9.6
Operating revenue (b)	$153,465	$143,941	$127,041	$9,524	6.6	$16,900	13.3
Efficiency ratio	60.61%	60.99%	62.31%

Pre-tax, pre-provision adjusted earnings (b-a)	$60,449	$56,153	$47,886	$4,296	7.7	$8,267	17.3
Average total assets	$3,626,273	$3,212,149	$2,752,916	$414,124	12.9	$459,233	16.7

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

	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,793,041	$118,339	6.60%	$1,586,967	$98,370	6.20%	$1,484,239	$66,917	4.51%
Commercial and industrial loans(1)	1,153,955	95,782	8.30%	1,013,866	81,963	8.08%	771,056	46,575	6.04%
Consumer and other loans(1)	49,885	2,777	5.57%	47,018	2,316	4.93%	49,695	1,876	3.78%
Total loans and leases receivable(1)	2,996,881	216,898	7.24%	2,647,851	182,649	6.90%	2,304,990	115,368	5.01%
Mortgage-related securities(2)	266,098	10,405	3.91%	200,383	6,433	3.21%	173,495	3,486	2.01%
Other investment securities(3)	56,301	1,507	2.68%	62,921	1,770	2.81%	51,700	986	1.91%
FHLB and FRB stock	12,167	1,133	9.31%	15,162	1,231	8.12%	16,462	989	6.01%
Short-term investments	59,853	3,186	5.32%	54,311	2,845	5.24%	30,845	542	1.76%
Total interest-earning assets	3,391,300	233,129	6.87%	2,980,628	194,928	6.54%	2,577,492	121,371	4.71%
Non-interest-earning assets	234,973			231,521			175,424
Total assets	$3,626,273			$3,212,149			$2,752,916
Interest-bearing liabilities
Transaction accounts	$884,321	33,796	3.82%	$689,500	23,727	3.44%	$503,668	3,963	0.79%
Money market accounts	815,603	32,180	3.95%	681,336	22,129	3.25%	761,469	6,241	0.82%
Certificates of deposit	237,228	10,879	4.59%	273,387	11,209	4.10%	97,448	1,358	1.39%
Wholesale deposits	515,197	21,066	4.09%	346,285	14,353	4.14%	48,825	1,616	3.31%
Total interest-bearing deposits	2,452,349	97,921	3.99%	1,990,508	71,418	3.59%	1,411,410	13,178	0.93%
FHLB advances	282,437	7,719	2.73%	351,990	8,881	2.52%	414,191	7,024	1.70%
Other borrowings	51,072	3,284	6.43%	38,891	2,041	5.25%	43,818	2,243	5.12%
Junior subordinated notes(4)	—	—	—	—	—	—	2,429	504	20.75%
Total interest-bearing liabilities	2,785,858	108,924	3.91%	2,381,389	82,340	3.46%	1,871,848	22,949	1.23%
Non-interest-bearing demand deposit accounts	441,313			453,930			566,230
Other non-interest-bearing liabilities	92,708			102,668			65,611
Total liabilities	3,319,879			2,937,987			2,503,689
Stockholders’ equity	306,394			274,162			249,227
Total liabilities and stockholders’ equity	$3,626,273			$3,212,149			$2,752,916
Net interest income		$124,205			$112,588			$98,422
Interest rate spread			2.96%			3.08%			3.48%
Net interest-earning assets	$605,442			$599,239			$705,644
Net interest margin			3.66%			3.78%			3.82%
Average interest-earning assets to average interest-bearing liabilities	121.73%			125.16%			137.70%
Return on average assets	1.20%			1.13%			1.46%
Return on average common equity	14.73%			13.79%			16.79%
Average equity to average assets	8.45%			8.54%			9.05%
Non-interest expense to average assets(4)	2.58%			2.76%			2.89%

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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended December 31,
	2024 Compared to 2023			2023 Compared to 2022
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$6,643	$13,326	$19,969	$26,551	$4,902	$31,453
Commercial and industrial loans(1)	2,240	11,579	13,819	18,329	17,059	35,388
Consumer and other loans(1)	314	147	461	546	(106)	440
Total loans and leases receivable	9,197	25,052	34,249	45,426	21,855	67,281
Mortgage-related securities	1,586	2,386	3,972	2,341	606	2,947
Other investment securities	(83)	(180)	(263)	538	246	784
FHLB and FRB Stock	(47)	(51)	(98)	325	(83)	242
Short-term investments	47	294	341	1,664	639	2,303
Total net change in income on interest-earning assets	10,700	27,501	38,201	50,294	23,263	73,557
Interest-bearing liabilities
Transaction accounts	2,832	7,237	10,069	17,816	1,948	19,764
Money market accounts	5,242	4,809	10,051	16,612	(724)	15,888
Certificates of deposit	1,245	(1,575)	(330)	5,105	4,746	9,851
Wholesale deposits	(197)	6,910	6,713	507	12,230	12,737
Total deposits	9,122	17,381	26,503	40,040	18,200	58,240
FHLB advances	(315)	(847)	(1,162)	3,033	(1,176)	1,857
Other borrowings	520	723	1,243	56	(258)	(202)
Junior subordinated debentures	—	—	—	—	(504)	(504)
Total net change in expense on interest-bearing liabilities	9,327	17,257	26,584	43,129	16,262	59,391
Net change in net interest income	$1,373	$10,244	$11,617	$7,165	$7,001	$14,166

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the year ended December 31, 2024, and 2023. Additionally, adjusted total loans and leases and total interest-earning assets excludes the volatile impact of fees in lieu of interest.

	For the Year Ended December 31,
	2024	2023	2022	2024 Compared to 2022
Asset and Liability Beta Analysis	Average Yield/Rate (4)			Increase (Decrease)
Total loans and leases receivable (a)	7.24%	6.90%	5.01%	2.23%
Total interest-earning assets (b)	6.87%	6.54%	4.71%	2.16%
Adjusted total loans and leases receivable (1)(c)	7.05%	6.77%	4.78%	2.27%
Adjusted total interest-earning assets (1)(d)	6.71%	6.42%	4.50%	2.21%
Total core deposits (e)	3.23%	2.72%	0.60%	2.63%
Total bank funding (f)	3.33%	2.87%	0.84%	2.49%
Net interest margin (g)	3.66%	3.78%	3.82%	-0.16%
Adjusted net interest margin (h)	3.47%	3.62%	3.63%	-0.16%

Effective fed funds rate (3)(i)	5.14%	5.02%	1.69%	3.45%

Beta Calculations:
Total loans and leases receivable (a)/(i)				64.64%
Total interest-earning assets (b)/(i)				62.61%
Adjusted total loans and leases receivable (1)(c)/(i)				65.80%
Adjusted total interest-earning assets (1)(d)/(i)				64.06%
Total core deposits (e)/(i)				76.23%
Total bank funding (2)(f)/(i)				72.17%

(1)
Excluding fees in lieu of interest.
(2)
Total bank funding represents total deposits plus FHLB advances.
(3)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) retried from FRED, Federal Reserve Bank of St. Louis.
(4)
Represents annualized yields/rates.

Net interest income increased $11.6 million, or 10.3% during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in net interest income reflected an increase in average gross loans and leases and an increase in fees in lieu of interest, partially offset by net interest margin compression. Average gross loans and leases of $2.997 billion increased by $349.0 million, or 13.2%, for the year ended December 31, 2024, compared to $2.648 billion for the same period in 2023. Loan fees collected in lieu of interest increased 59.8% to $5.5 million, compared to $3.5 million during the same period of comparison.

The yield on average interest-earning assets for the year ended December 31, 2024, was 6.87%, compared to 6.54% for the year ended December 31, 2023. The increase in yield was primarily due to the reinvestment of cash flows from fixed-rate loan portfolios and securities in a higher rate environment. Excluding loan fees in lieu of interest, the yield on average interest-earning assets for the year ended December 31, 2024, was 6.71%, compared to 6.42% for the year ended December 31, 2023.

The average rate paid on total interest-bearing liabilities was 3.91% for the year ended December 31, 2024, an increase from 3.46% for the year ended December 31, 2023. Total interest-bearing liabilities includes interest-bearing deposits, FHLB advances, subordinated and junior subordinated notes and debentures payable, federal funds purchased, and other borrowings. The average rates paid increased due to the increase in short-term market rates, the replacement of maturing wholesale funds at higher fixed rates, and client movement from non-interest bearing to interest bearing core deposit products.

Net interest margin decreased to 3.66% for the year ended December 31, 2024, compared to 3.78% for the year ended December 31, 2023. Adjusted net interest margin measured 3.47% for the year ended December 31, 2024, compared to 3.62% for the year ended December 31, 2023. The decrease in net interest margin is due to increased total bank funding costs in a higher rate environment. This was partially offset by an increase in fees collected in lieu of interest and an increase in earning asset yields due to the reinvestment of cash flows from the fixed-rate loan and securities portfolios in a higher rate environment. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of fees in lieu of interest, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets.

The Corporation maintains a long-term target for net interest margin in the range of 3.60% - 3.65%. Performance in future periods will vary due to factors such as the level of fees in lieu of interest and the timing, pace, and scale of future interest rate changes.

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

The following table shows the components of the provision for credit losses.

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Change in qualitative factors	$332	$33	$(384)
Change in quantitative factors	(977)	(1,453)	(2,012)
Charge-offs	5,255	1,781	979
Recoveries	(699)	(548)	(4,741)
Change in reserves on individually evaluated loans, net	2,928	4,330	146
Change due to loan growth, net	2,227	3,652	2,144
Change in unfunded credit commitment reserves	(239)	387	—
Total provision for credit losses (a)	$8,827	$8,182	$(3,868)
(a)
Management adopted ASC 326 on January 1, 2023. Prior periods are presented under the incurred loss model.

Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income

Non-interest income decreased by $2.1 million, or 6.6%, to $29.3 million for the year ended December 31, 2024, from $31.3 million for the year ended December 31, 2023. Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 19.1% of total revenues for the year ended December 31, 2024, compared to 21.8% in 2023. The decrease in total non-interest income for the year ended December 31, 2024, was driven by lower returns on investments in SBIC funds, commercial loan swap fee income, and gains on the sale of SBA loans, partially offset by an increase in private wealth fee income and service charges on deposits.

The components of non-interest income were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2024	2023	2022	$ Change 2024	% Change 2024	$ Change 2023	% Change 2023
	(Dollars in Thousands)
Private wealth management services fee income	$13,262	$11,425	$10,881	$1,837	16.1%	$544	5.0%
Gain on sale of SBA loans	1,942	2,055	2,537	(113)	(5.5)	(482)	(19.0)
Service charges on deposits	3,771	3,131	3,849	640	20.4	(718)	(18.7)
Loan fees	3,399	3,363	3,010	36	1.1	353	11.7
Increase in cash surrender value of bank-owned life insurance	1,649	1,494	2,227	155	10.4	(733)	(32.9)
Net loss on sale of securities	(8)	(45)	—	37	(82.2)	(45)	NM
Swap fees	1,403	2,964	1,793	(1,561)	(52.7)	1,171	65.3
Other non-interest income	3,833	6,921	5,131	(3,088)	(44.6)	1,790	34.9
Total non-interest income	$29,251	$31,308	$29,428	$(2,057)	(6.6)	$1,880	6.4
Fee income ratio(1)	19.1%	21.8%	23.0%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Private wealth fee income increased $1.8 million, or 16.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Private wealth fee income is up compared to prior year primarily due to an increase in assets under management and administration, increases in fee rates across the client base, and non-recurring transaction fees in the 2024 period. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of December 31, 2024, private wealth and trust assets under management and administration totaled $3.419 billion, increasing $297.2 million, or 9.5%, compared to $3.122 billion as of December 31, 2023, due to an increase in market values, new clients, and new money from existing clients.

Service charges on deposits increased $640,000, or 20.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $647,000, or 11.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Other non-interest income decreased $3.1 million, or 44.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The change was primarily due to a decrease from unexpectedly high 2023 returns on the Corporation's investments in SBIC funds. Income from SBIC funds varies from period to period based on changes in the realized and unrealized fair value of underlying investments.

Commercial loan interest rate swap fee income decreased $1.6 million, or 52.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. The aggregate amortizing notional value of interest rate swaps with various borrowers was $1.022 billion as of December 31, 2024, compared to $939.2 million as of December 31, 2023. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income varies from period to period based on loan activity and the interest rate environment.

Gain on sale of SBA loans decreased $113,000, or 5.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Management expects the SBA loan sales to increase in 2025 as production increases and previously closed commitments fully fund and become eligible for sale, due to additions to the business development team.

Non-Interest Expense

Non-interest expense increased by $4.9 million, or 5.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $5.2 million, or 6.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in operating expense was primarily due to an increase in compensation expense, computer software expense, and data processing expense.

The components of non-interest expense were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2024	2023	2022	$ Change 2024	% Change 2024	$ Change 2023	% Change 2023
	(Dollars in Thousands)
Compensation	$63,105	$61,059	$57,742	$2,046	3.4%	$3,317	5.7%
Occupancy	2,373	2,381	2,358	(8)	(0.3)	23	1.0
Professional fees	5,671	5,325	4,881	346	6.5	444	9.1
Data processing	4,892	3,826	3,197	1,066	27.9	629	19.7
Marketing	3,518	2,889	2,354	629	21.8	535	22.7
Equipment	1,314	1,340	1,091	(26)	(1.9)	249	22.8
Computer software	6,166	4,985	4,416	1,181	23.7	569	12.9
FDIC insurance	2,760	2,238	1,042	522	23.3	1,196	114.8
Other non-interest expense	3,681	4,532	2,393	(851)	(18.8)	2,139	89.4
Total non-interest expense	$93,480	$88,575	$79,474	$4,905	5.5	$9,101	11.5
Total operating expense(1)	$93,016	$87,788	$79,155	$5,228	6.0	$8,633	10.9
Actual full-time equivalent employees	349	343	337	6	1.7	6	1.8

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense increased by $2.0 million, or 3.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2024, principally due to an increase in average FTEs, annual merit increases, growth in employee benefit costs, and increase in incentive compensation. The increase reflects a $2.7 million, or 7.2%, increase in employee salaries and a $428,000, or 8.4%, increase in estimated annual cash bonuses compared to 2023. These increases were partially offset by a $768,000, or 17.2% decrease in individual production incentive compensation. Average FTEs were 350 for the year ended December 31, 2024, increased by seven, or 2.0%, from 343 for the year ended December 31, 2023.

Computer software expense increased $1.2 million, or 23.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

Data processing expense increased $1.1 million, or 27.9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in core processing costs due to loan and deposit account growth, private wealth asset growth, and a one-time expense resulting from a change in credit card vendors.

Marketing expense increased $629,000, or 21.8%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in business development efforts and advertising projects related to the Company’s growth initiatives.

FDIC insurance increased $522,000, or 23.3%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in total assets and use of brokered deposits.

Professional fees increased $346,000, or 6.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in recruiting expense and professional consulting services for various projects.

Other non-interest expense decreased $851,000, or 18.8%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in SBA recourse provision and liquidation expenses partially offset by an impairment on historical tax credit investments at exit.

Income Taxes

Income tax expense totaled $6.9 million for the year ended December 31, 2024, compared to $10.1 million for the year ended December 31, 2023. Income tax expense included a $1.6 million net benefit from tax credit investments in both periods. The effective tax rate for the year ended December 31, 2024, was 13.5% compared to 21.5% for the year ended December 31, 2023. The decrease is primarily due to a $1.7 million partial release of a state deferred tax asset valuation allowance due to changes in projected taxable state income based on revised state taxation guidance and 2023 state tax return actual results. The Corporation expects to report an effective tax rate between 16% and 18% for 2025.

Financial Condition

General

Total assets increased by $345.4 million, or 9.8%, to $3.853 billion as of December 31, 2024, compared to $3.508 billion at December 31, 2023. The increase in total assets was primarily driven by an increase in loans and leases receivable and available-for-sale securities, partially offset by a reduction in short-term investments. Total liabilities increased by $306.4 million, or 9.5%, to $3.525 billion at December 31, 2024, compared to $3.218 billion at December 31, 2023. The increase in total liabilities was principally due to an increase in deposits.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks decreased $2.9 million to $29.5 million at December 31, 2024, from $32.3 million at December 31, 2023. Short-term investments increased by $21.0 million to $128.2 million at December 31, 2024, from $107.2 million at December 31, 2023. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank ("FRB"). We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of December 31, 2024, and December 31, 2023, interest-bearing deposits held at the FRB were $127.8 million and $106.8 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities

Total securities, including available-for-sale and held-to-maturity, increased by $42.6 million, or 14.0%, to $348.1 million, or 9.0% of total assets at December 31, 2024, compared to $305.5 million or 8.7% of total assets at December 31, 2023. As of December 31, 2024, and 2023, our total securities portfolio had a weighted average estimated remaining maturity of approximately 5.2 years and 5.6 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as all of the securities we hold are guaranteed by the United States Treasury, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.

The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2024, we recognized unrealized holding losses of $2.2 million before income taxes through other comprehensive income. These losses were the result of an increase in interest rates. No securities within our portfolio were deemed to require an allowance for credit losses as of December 31, 2024. We sold approximately $7.5 million of securities during the year ended December 31, 2024, to proactively manage our securities portfolio and meet our long-term investment objectives. As of December 31, 2024, no securities were classified as trading securities. At December 31, 2024, $36.9 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,989	$4,718	$14,158	$13,776
U.S. government agency securities - government- sponsored enterprises	3,500	3,153	27,986	27,566
Municipal securities	39,997	34,861	40,407	35,881
Residential mortgage-backed securities - government issued	125,571	123,223	69,441	68,056
Residential mortgage-backed securities - government- sponsored enterprises	145,888	134,765	131,321	120,833
Commercial mortgage-backed securities - government issued	2,665	2,224	2,995	2,525
Commercial mortgage-backed securities - government- sponsored enterprises	43,033	38,448	32,774	28,369
	$365,643	$341,392	$319,082	$297,006

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,137	$3,099	$4,210	$4,173
Residential mortgage-backed securities - government issued	836	788	1,211	1,135
Residential mortgage-backed securities - government- sponsored issued	766	724	1,078	1,025
Commercial mortgage-backed securities - government- sponsored enterprises	2,002	1,924	2,004	1,922
	$6,741	$6,535	$8,503	$8,255

U.S. Treasuries represent treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB. Other securities represent certificates of deposit of insured banks and savings institutions with an original maturity greater than three months. As of December 31, 2024, no issuer's securities exceeded 10% of our total stockholders' equity.

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2024, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. treasuries	$—	—%	$4,718	1.00%	$—	—%	$—	—%	$4,718
U.S. government agency securities - government- sponsored enterprises	976	0.56	2,177	0.95	—	—	—	—	3,153
Municipal securities	497	1.48	10,007	1.47	7,570	2.05	16,787	2.07	34,861
	1,473		16,902		7,570		16,787		42,732
Residential mortgage-backed securities									257,988
Commercial mortgage- backed securities									40,672
	$1,473		$16,902		$7,570		$16,787		$341,392

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	$987	2.51%	$2,150	2.93%	$—	—%	$—	—%	$3,137
	987		2,150		—		—		3,137
Residential mortgage-backed securities									1,602
Commercial mortgage- backed securities									2,002
	$987		$2,150		$—		$—		$6,741

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

As of December 31, 2024, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.022 billion, compared to $939.2 million as of December 31, 2023. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between June 2025 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2024, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $2.0 million and liability of $56.6 million compared to a derivative asset of $7.9 million and liability of $51.1 million as of December 31, 2023. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between June 2025 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $54.5 million as of December 31, 2024, compared to a net derivative asset of $43.2 million as of December 31, 2023. In both periods, the counterparties pledged U.S. Treasuries to fully collateralize the position. The gross amount of dealer counterparty swaps as of December 31, 2024, without regard to the enforceable master netting agreement, was a gross derivative liability of $2.0 million and gross derivative asset of $56.6 million, compared to a gross derivative liability of $7.9 million and gross derivative asset of $51.1 million as of December 31, 2023.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2024, the aggregate notional value of interest rate swaps designated as cash flow hedges was $484.7 million. These interest rate swaps mature between January 2025 and February 2041. A pre-tax unrealized loss of $4.7 million was recognized in other comprehensive income for the year ended December 31, 2024, respectively, and there was no ineffective portion of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2024, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $390,000 was recognized in other comprehensive income for the year ended December 31, 2024, and there was no ineffective portion of these hedges.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $258.4 million, or 9.2%, to $3.077 billion at December 31, 2024, from $2.819 billion at December 31, 2023.

There continues to be a concentration in CRE loans which represented 61.6% and 59.6% of our total loans, as of December 31, 2024, and December 31, 2023, respectively. As of December 31, 2024, approximately 14.3% of the CRE loans were owner-occupied CRE, compared to 15.1% as of December 31, 2023. We consider owner-occupied CRE more characteristic of the Corporation's C&I portfolio as, in general, the client's primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

Our C&I portfolio increased $45.9 million, or 4.1%, to $1.152 billion at December 31, 2024, from $1.106 billion at December 31, 2023. The Corporation experienced C&I loan growth in 2024, due to growth across products and geographies. Management believes the investment in the Corporation’s C&I product lines has positioned the Corporation for strong and sustainable growth in 2025 and beyond.

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

While we continue to experience competition from banks operating in our primary geographic areas, we remain committed to our underwriting standards and will not deviate from those standards for the sole purpose of growing our loan and lease portfolio. We expect our new loan and lease activity to allow us to continue growing in future years.

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2024		2023
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$273,397	8.8%	$256,479	9.0%
Commercial real estate — non-owner occupied	845,298	27.1	773,494	27.1
Construction	221,086	7.1	193,080	6.8
Multi-family	530,853	17.1	450,529	15.8
1-4 family	46,496	1.5	26,289	0.9
Total commercial real estate	1,917,130	61.6	1,699,871	59.6
Commercial and industrial	1,151,720	37.0	1,105,835	38.8
Consumer and other	45,000	1.4	44,312	1.6
Total gross loans and leases receivable	3,113,850	100.0%	2,850,018	100.0%
Less:
Allowance for credit losses	35,785		31,275
Deferred loan fees and costs, net	722		(243)
Loans and leases receivable, net	$3,077,343		$2,818,986

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of December 31, 2024:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	7%	33%	13%	13%	34%	100%
Commercial real estate — non- owner occupied	73% (1)	1%	10%	2%	14%	100%
Commercial and industrial	3%	29%	17%	9%	42%	100%

(1)
Includes approximately $276.9 million of office real estate, or 9% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2024.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$37,671	$140,164	$95,562	$273,397	$189,652	$46,074
Non-owner occupied	137,567	399,957	307,774	845,298	287,445	420,286
Construction	51,408	65,282	104,396	221,086	36,466	133,212
Multi-family	65,693	255,367	209,793	530,853	95,555	369,605
1-4 family	6,094	28,487	11,915	46,496	21,490	18,912
Commercial and industrial	355,703	672,139	123,878	1,151,720	266,426	529,591
Consumer and other	18,446	26,145	409	45,000	21,588	4,966
	$672,582	$1,587,541	$853,727	$3,113,850	$918,622	$1,522,646

Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of three to 10 years and amortization of up to 30 years on existing commercial real estate. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.

The repayment of commercial real estate loans generally is dependent on sufficient income from the occupants of properties securing the loans to cover operating expenses and debt service. Payments on commercial real estate loans are often dependent on external market conditions impacting the successful operation or development of the property or business involved. Therefore, repayment of such loans is often sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one or a few of these loans could cause a material increase in our level of non-accrual loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. Additionally, many of these loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which would adversely affect profitability.

Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $1.152 billion of C&I loans outstanding as of December 31, 2024, $502.1 million were conventional C&I loans and $649.6 million were originated by the FBSF subsidiary. FBSF products consists of equipment financing, asset-based lending, accounts receivable financing, and floorplan financing.

Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.

Asset Quality

Our total non-performing assets consisted of the following:

	December 31, 2024	December 31, 2023
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$591	$—
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	22
Total non-accrual commercial real estate	591	22
Commercial and industrial	27,776	20,575
Consumer and other	—	—
Total non-accrual loans and leases	28,367	20,597
Repossessed assets, net	51	247
Total non-performing assets	$28,418	$20,844

Total non-accrual loans and leases to gross loans and leases	0.91%	0.72%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	0.91	0.73
Total non-performing assets to total assets	0.74	0.59
Allowance for credit losses to gross loans and leases	1.20	1.16
Allowance for credit losses to non-accrual loans and leases	131.38	160.21

Non-accrual loans and leases increased $7.8 million, to $28.4 million at December 31, 2024, compared to $20.6 million at December 31, 2023. The Corporation's non-accrual loans and leases as a percentage of total gross loans and leases measured 0.91% and 0.72% at December 31, 2024, and 2023, respectively. The change in non-accrual loans and leases is primarily driven by a conventional C&I loan that management identified as non-performing and recognized a specific reserve. While we continue to expect full repayment of the one ABL loan that defaulted during the second quarter of 2023, the liquidation process under Chapter 7 bankruptcy has delayed final resolution. Through our collection efforts, the current balance of this loan is $6.2 million, down from $8.8 million in the prior year. Excluding this credit, non-performing assets totaled $22.2 million, or 0.58% of total assets and $12.0 million, or 0.34% of total assets in the prior year.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.74% and 0.59% at December 31, 2024, and December 31, 2023, respectively. As of December 31, 2024, and December 31, 2023, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 99.1% and 99.2%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries:

•
Transportation and Logistics, Equipment Finance: 1% of total loans - Management considered the following: 13% of Equipment Finance Transportation loans are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation and Logistics, other than Equipment Finance: 3% of total loans - Management considered the following: Less than 1% of the Transportation loans outside of Equipment Finance are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: 9% of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates; a majority of office loan maturity terms are 2031 and beyond; all office loans with 2031+ maturities are conventional fixed rate or fixed to the client via an interest rate swap; there are no non-accrual loans in the portfolio. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: 17% of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates, all multi-family loans with 2031+ maturities are conventional fixed rate or fixed to the client via an interest rate swap, and there are no non-accrual loans in the portfolio. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

We also monitor asset quality through our established categories as defined in Note 4 – Loans, Lease Receivables, and Allowance for Credit Losses of the Consolidated Financial Statements. As we continue to actively monitor the credit quality of our loan and lease portfolios, we may identify additional loans and leases for which the borrowers or lessees are having difficulties making the required principal and interest payments based upon factors including, but not limited to, the inability to sell the underlying collateral, inadequate cash flow from the operations of the underlying businesses, liquidation events, or bankruptcy filings. We proactively work with our loan borrowers experiencing financial difficulty to find meaningful solutions to difficult situations that are in the best interests of the Bank.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Year Ended December 31,
	2024	2023
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$13,125	$9,691
Individually evaluated loans and leases with specific reserves required	15,242	10,906
Total individually evaluated loans and leases	28,367	20,597
Less: Specific reserves (included in allowance for credit losses)	8,918	5,990
Net non-accrual loans and leases	$19,449	$14,607
Average non-accrual loans and leases	$19,589	$10,450

Loans and leases with no specific reserves represent non-accrual loans where the collateral, less cost to sell, equals or exceeds the net realizable value of the loan. As part of the underwriting process, as well as our ongoing monitoring efforts, we evaluate sufficiency of collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-accrual loans and leases ratio as compared to our peers or industry expectations.

In 2024, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered non-accrual and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is applied against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Allowance for Credit Losses

The allowance for credit losses ("ACL"), including unfunded commitment reserves, increased $4.3 million, or 12.9%, to $37.3 million as of December 31, 2024, from $33.0 million as of December 31, 2023. A summary of the activity in the ACL, inclusive of reserves for unfunded credit commitments, follows:

	Year Ended December 31,
	2024	2023
	(Dollars in Thousands)
Allowance at beginning of period	$32,997	$24,230
Impact of adoption of ASC 326	—	1,818
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(5,233)	(1,781)
Consumer and other	(22)	—
Total charge-offs	(5,255)	(1,781)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	5	9
Commercial real estate — non-owner occupied	—	1
Construction	—	—
Multi-family	—	—
1-4 family	132	40
Commercial and industrial	541	478
Consumer and other	21	20
Total recoveries	699	548
Net charge-offs	(4,556)	(1,233)
Provision for credit losses	8,827	8,182
Allowance at end of period	$37,268	$32,997
Components:
Allowance for credit losses on loans	$35,785	$31,275
Allowance for credit losses on unfunded credit commitments	1,483	1,722
Total ACL	$37,268	$32,997
Net charge-offs as a percent of average gross loans and leases	0.15%	0.05%

The Corporation recognized $8.8 million provision expense for the year ended December 31, 2024, compared to $8.2 million for the year ended December 31, 2023. The provision expense for the year ended December 31, 2024, was primarily due to $4.6 million in net charge-offs, a $2.9 million increase in the specific reserves on individually evaluated loans, and a $2.2 million increase in the general reserve due to loan growth. These increases were partially offset by a $645,000 reduction in the general reserve from quantitative and qualitative factors.

The increase in ACL was primarily driven by loan growth and net increase in specific reserves within the Commercial and Industrial portfolio.

As a result of our review process, we have concluded an appropriate ACL for the loan and lease portfolio is $37.3 million, or 1.20% of gross loans and leases, at December 31, 2024. However, given ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion.

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

	As of December 31,
	2024		2023
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease portfolios:
Commercial real estate	$14,569	0.76%	$12,170	0.72%
Commercial and industrial	20,934	1.82	18,710	1.69
Consumer and other	282	0.63	395	0.89
Total allowance for loan losses	$35,785	1.15%	$31,275	1.10%
Reserve for unfunded credit commitments	1,483		1,722
Total allowance for credit losses	$37,268	1.20%	$32,997	1.16%

(a)
Allowance for credit losses category as a percentage of total loans by category.

Deposits

As of December 31, 2024, deposits increased by $310.4 million to $3.107 billion from $2.797 billion at December 31, 2023. The increase in deposits was primarily due to increases of $253.0 million, $98.5 million, and $70.3 million in wholesale deposits, money market accounts, and interest-bearing transaction accounts, respectively. These increases were partially offset by decreases of $102.1 million and $9.3 million in certificates of deposits and non-interest-bearing transaction accounts, respectively.

The following table presents the composition of the Bank's consolidated deposits:

	As of December 31,
	2024		2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$436,111	14.0%	$445,376	15.9%
Interest-bearing transaction accounts	965,637	31.1	895,319	32.0
Money market accounts	809,695	26.0	711,245	25.4
Certificates of deposit	184,986	6.0	287,131	10.3
Wholesale deposits	710,711	22.9	457,708	16.4
Total deposits	$3,107,140	100.0%	$2,796,779	100.0%

Uninsured deposits	980,278		994,687
Less: uninsured deposits collateralized by pledged assets	6,864		17,051
Total uninsured, net of collateralized deposits	$973,414	31.3%	$977,636	35.0%

Period-end deposit balances associated with core deposit relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts, and certificates of deposit. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors, and the interest rates charged on other sources of funds, among other factors. Our Bank’s core deposits are obtained primarily from the South Central, Northeast and Southeast regions of Wisconsin and the greater Kansas City Metro.

We measure the success of core deposit gathering efforts based on the average balances of our deposit accounts rather than ending balances due to the volatility of some of our larger relationships. Average core deposits for the year ended December 31, 2024, were approximately $2.378 billion, or 74.9% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to average core deposits of $2.098 billion, or 75.0% of total bank funding, for 2023.

The following table sets forth the amount and maturities of the Bank's certificates of deposit and term wholesale deposits at December 31, 2024:

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$95	$11	$124	$1	$231
1.00% to 1.99%	210	—	—	—	210
2.00% to 2.99%	473	—	499	2,141	3,113
3.00% to 3.99%	33,734	14,648	12,888	52,448	113,718
4.00% to 4.99%	396,974	14,041	44,709	125,996	581,720
5.00% and greater	897	—	—	719	1,616
	$432,383	$28,700	$58,220	$181,305	$700,608

At December 31, 2024, time deposits included $67.3 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $42.7 million are scheduled to mature in three months or less, $13.5 million in greater than three through six months, $9.6 million in greater than six through twelve months and $1.5 million in greater than twelve months.

Of the total time deposits outstanding as of December 31, 2024, $519.3 million are scheduled to mature in 2025, $76.2 million in 2026, $79.9 million in 2027, $18.1 million in 2028, and $5.8 million in 2029. As of December 31, 2024, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.

Borrowings

We had total borrowings of $320.0 million as of December 31, 2024, a decrease of $10.9 million, or 3.28%, from $330.9 million at December 31, 2023. The Bank elected to utilize more wholesale deposits in lieu of FHLB advances in consideration of cost, efficiency, managing interest rate risk, and liquidity. Total wholesale funding as a percentage of total bank funding was 28.9% as of December 31, 2024, compared to 24.0% as of December 31, 2023. Total bank funding is defined as total deposits plus FHLB advances.

Please refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

The following table sets forth the outstanding balances, weighted average balances, and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2024			December 31, 2023
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$2	38.40%	$—	$3	5.37%
FHLB advances	265,350	282,437	2.73	281,500	351,990	2.52
Line of credit	—	1,229	8.03	—	38	7.26
Other borrowings	10	8	—	20	600	8.33
Subordinated notes and debentures	54,689	49,833	6.36	49,396	38,250	5.16
	$320,049	$333,509	3.30	$330,916	$390,881	2.79

A summary of annual maturities of borrowings at December 31, 2024, is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$116,410
2026	65,000
2027	10,000
2028	10,450
2029	35,000
Thereafter	83,189
$320,049

The Corporation redeemed $15.0 million of subordinated notes payable that bore a fixed interest rate of 5.5% as of August 15, 2024. The Corporation issued new subordinated notes payable on September 13, 2024. The aggregate principal amount of the newly issued subordinated notes payable was $20.0 million. The subordinated notes payable bear a fixed interest rate of 7.5% with a maturity date of September 13, 2034.

Stockholders' Equity

As of December 31, 2024, stockholders’ equity was $328.6 million, or 8.53% of total assets, compared to stockholders’ equity of $289.6 million, or 8.26% of total assets, as of December 31, 2023. Stockholders’ equity increased by $39.0 million during the year ended December 31, 2024. The increase was due to net income of $44.2 million for the year ended December 31, 2024, partially offset by preferred and common stock dividend declarations of $875,000 and $8.3 million, respectively.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the year ended December 31, 2024, the Corporation paid $875,000 in preferred cash dividends. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

On April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the

Corporation and its shareholders, any time with no expiration date. As of December 31, 2024, the Corporation has not repurchased any shares under this repurchase program.

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2024, were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. During 2024 and 2023, FBB declared and paid cash dividends totaling $11.5 million and $12.1 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2024, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary source of funds are principal and interest payments on loans receivable and mortgage-related securities and deposits and other borrowings, such as federal funds and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are greatly influenced by general interest rates, economic conditions, and competition.

We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. As of December 31, 2024, and 2023, our readily accessible liquidity was $882.8 million and $734.4 million, respectively. At December 31, 2024, and 2023, the Bank had $127.8 million and $106.8 million on deposit with the FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB.

We had $976.1 million of outstanding wholesale funds at December 31, 2024, compared to $739.2 million of wholesale funds as of December 31, 2023, which represented 28.9% and 24.0%, respectively, of period end total bank funding. Wholesale funds include FHLB advances, brokered certificates of deposit, and deposits gathered from internet listing services. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to match-fund our loan portfolio and mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing less desirable deposit relationships. In addition, the administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of local deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet any temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover expected funding demands.

Period-end core deposits increased $57.4 million, or 2.5%, to $2.396 billion at December 31, 2024, from $2.339 billion at December 31, 2023, as core deposit balances increased due to successful business development efforts, partially offset by clients funding their normal course of business. Our core relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, substantially all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated

maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other core deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2024.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2024. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily available liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2024, the readily available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise core deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

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

During the year ended December 31, 2024, operating activities resulted in a net cash inflow of $57.5 million driven by net income of $44.2 million. Net cash used in investing activities for the year ended December 31, 2024, was $328.5 million which consisted of $267.4 million in cash outflows to fund net loan growth and $146.2 million in net cash outflows to purchase available-for-sale securities. Net cash provided by financing activities for the year ended December 31, 2024, was $289.2 million. Financing cash flows included a $310.4 million net increase in deposits and a $16.2 million net increase in FHLB advances, partially offset by cash dividends paid of $8.3 million.

Refer to Note 12 – Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2024, and 2023.

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

Allowance for Credit Losses. Management believes the determination of the ACL involves a higher degree of judgment and complexity than its other significant accounting policies. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows, and estimated losses based on historical loss experience and forecasted economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional provisions for credit losses may be required that would adversely impact earnings in future periods. The ACL represents our recognition of the risks of extending credit and our evaluation of the quality of the loan and lease portfolio and as such, requires the use of judgment as well as other systematic objective and quantitative methods which may include additional assumptions and estimates.

One of the most significant judgments impacting the ACL estimate is the economic forecast for United States national unemployment and United States national GDP. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Loans that no longer conform to the risk characteristics of any pool are evaluated individually. This includes all non-accrual loans and leases and may also include other loans and leases that management identifies as non-conforming. Reserves on individually-evaluated loans are estimated based on one or a combination of estimates of fair value of the underlying collateral less cost to sell, seniority of the Bank’s claim, and borrower repayment forecasts. For loans and leases less than $1,000,000 in the Equipment Finance pool, the recovery value is based on historical experience rather than specific asset appraisals.

Management also evaluates debt securities for credit losses when a default or decline in fair value is identified.

We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the ACL was appropriate as of December 31, 2024, based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary.

Goodwill Impairment Assessment. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. The Corporation conducted its annual impairment test as of July 1, 2024, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairment will not occur.

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

We have made our best estimate of valuation allowances utilizing available evidence and evaluation of sources of taxable income including tax planning strategies and expected reversals of timing differences to determine if valuation allowances were needed for deferred tax assets. Realization of deferred tax assets over time is dependent on our ability to generate sufficient taxable earnings in future periods and a valuation allowance may be necessary if management determines that it is more likely than not that the deferred asset will not be utilized. These estimates and assumptions are subject to change. Changes in these estimates and assumptions could adversely affect future consolidated results of operations. The Corporation believes the tax assets, liabilities, and allowances are properly recorded in the Consolidated Financial Statements.

The Corporation also invests in certain development entities that generate federal historic, low income housing, and renewable energy tax credits. The tax benefits associated with these investments are accounted for either under the flow-through method, equity method, or proportional amortization method and are recognized when the respective project is placed in service or over the investment term.

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

The following table illustrates the potential impact of changes in market rates on our net interest income for the next twelve months.

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2024	2023
Down 300	(1.35)%	(0.20)%
Down 200	(0.10)	1.54
Down 100	0.10	1.92
No Change	—	—
Up 100	0.37	2.11
Up 200	0.75	2.24
Up 300	1.13	2.36

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and, to a lesser extent, wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Management has the authorization, as permitted within applicable approved policies, and ability to utilize derivatives should they be appropriate to manage interest rate exposure. We maintained our historically neutral balance sheet throughout 2024 and believe we ended the year appropriately positioned.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$29,495	$32,348
Short-term investments	128,207	107,162
Cash and cash equivalents	157,702	139,510
Securities available-for-sale, at fair value	341,392	297,006
Securities held-to-maturity, at amortized cost	6,741	8,503
Loans held for sale	13,498	4,589
Loans and leases receivable, net of allowance for credit losses of $35,785 and $31,275, respectively	3,077,343	2,818,986
Premises and equipment, net	5,227	6,190
Repossessed assets	51	247
Right-of-use assets, net	5,702	6,559
Bank-owned life insurance	57,210	55,536
Federal Home Loan Bank stock, at cost	11,616	12,042
Goodwill and other intangible assets	11,912	12,023
Derivatives	65,762	55,597
Accrued interest receivable and other assets	99,059	91,058
Total assets	$3,853,215	$3,507,846
Liabilities and Stockholders’ Equity
Deposits	$3,107,140	$2,796,779
Federal Home Loan Bank advances and other borrowings	320,049	330,916
Lease liabilities	7,926	8,954
Derivatives	57,068	51,949
Accrued interest payable and other liabilities	32,443	29,660
Total liabilities	3,524,626	3,218,258
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at December 31, 2024 and 2023, respectively	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,433,637 and 9,418,463 shares issued, 8,293,928 and 8,314,778 shares outstanding at December 31, 2024 and 2023, respectively	95	95
Additional paid-in capital	93,545	90,616
Retained earnings	265,778	230,728
Accumulated other comprehensive loss	(11,425)	(13,717)
Treasury stock, 1,139,709 and 1,103,685 shares at December 31, 2024 and 2023, respectively, at cost	(31,396)	(30,126)
Total stockholders’ equity	328,589	289,588
Total liabilities and stockholders’ equity	$3,853,215	$3,507,846

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$216,899	$182,650	$115,368
Securities	11,912	8,203	4,472
Short-term investments	4,319	4,075	1,531
Total interest income	233,130	194,928	121,371
Interest expense
Deposits	97,922	71,418	13,178
Federal Home Loan Bank advances and other borrowings	11,002	10,922	9,267
Junior subordinated notes	—	—	504
Total interest expense	108,924	82,340	22,949
Net interest income	124,206	112,588	98,422
Provision for credit losses	8,827	8,182	(3,868)
Net interest income after provision for credit losses	115,379	104,406	102,290
Non-interest income
Private wealth management service fees	13,262	11,425	10,881
Gain on sale of Small Business Administration loans	1,942	2,055	2,537
Service charges on deposits	3,771	3,131	3,849
Loan fees	3,399	3,363	3,010
Increase in cash surrender value of bank-owned life insurance	1,649	1,494	2,227
Net loss on sale of securities	(8)	(45)	—
Swap fees	1,403	2,964	1,793
Other non-interest income	3,833	6,921	5,131
Total non-interest income	29,251	31,308	29,428
Non-interest expense
Compensation	63,105	61,059	57,742
Occupancy	2,373	2,381	2,358
Professional fees	5,671	5,325	4,881
Data processing	4,892	3,826	3,197
Marketing	3,518	2,889	2,354
Equipment	1,314	1,340	1,091
Computer software	6,166	4,985	4,416
FDIC insurance	2,760	2,238	1,042
Other non-interest expense	3,681	4,532	2,393
Total non-interest expense	93,480	88,575	79,474
Income before income tax expense	51,150	47,139	52,244
Income tax expense	6,905	10,112	11,386
Net income	44,245	37,027	40,858
Preferred stock dividend	875	875	683
Net income available to common shareholders	$43,370	$36,152	$40,175
Earnings per common share
Basic	$5.20	$4.33	$4.75
Diluted	5.20	4.33	4.75
Dividends declared per share	1.00	0.91	0.79

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Net income	$44,245	$37,027	$40,858
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(2,185)	5,606	(27,730)
Reclassification adjustment for net loss realized in net income	8	45	—
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	2	4	14
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	5,046	(3,514)	9,102
Income tax (expense) benefit	(579)	(548)	4,761
Total other comprehensive income (loss)	2,292	1,593	(13,853)
Comprehensive income	$46,537	$38,620	$27,005

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at January 1, 2022	8,457,564	$—	$93	$85,797	$170,020	$(1,457)	$(22,031)	$232,422
Net income	—	—	—	—	40,858	—	—	40,858
Other comprehensive loss	—	—	—	—	—	(13,853)	—	(13,853)
Issuance of preferred stock, net of issuance costs	—	11,992	—	—	—	—	—	11,992
Share-based compensation - restricted shares and employee stock purchase plan	75,564	—	1	2,583	—	—	—	2,584
Issuance of common stock under the employee stock purchase plan	4,535	—	—	134	—	—	—	134
Treasury stock re-issued	—	—	—	(1,002)	—	—	1,002	—
Preferred stock dividends	—	—	—	—	(683)	—	—	(683)
Cash dividends ($0.79 per share)	—	—	—	—	(6,688)	—	—	(6,688)
Treasury stock purchased	(175,578)	—	—	—	—	—	(6,126)	(6,126)
Balance at December 31, 2022	8,362,085	11,992	94	87,512	203,507	(15,310)	(27,155)	260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	37,027	—	—	37,027
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Share-based compensation - restricted shares and employee stock purchase plan	43,057	—	1	2,976	—	—	—	2,977
Issuance of common stock under the employee stock purchase plan	4,328	—	—	128	—	—	—	128
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($0.91 per share)	—	—	—	—	(7,578)	—	—	(7,578)
Treasury stock purchased	(94,692)	—	—	—	—	—	(2,971)	(2,971)
Balance at December 31, 2023	8,314,778	11,992	95	90,616	230,728	(13,717)	(30,126)	289,588
Net income	—	—	—	—	44,245	—	—	44,245
Other comprehensive income	—	—	—	—	—	2,292	—	2,292
Share-based compensation - restricted shares and employee stock purchase plan	11,342	—	—	2,785	—	—	—	2,785
Issuance of common stock under the employee stock purchase plan	3,832	—	—	144	—	—	—	144
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($1.00 per share)	—	—	—	—	(8,320)	—	—	(8,320)
Treasury stock purchased	(36,024)	—	—	—	—	—	(1,270)	(1,270)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Operating activities
Net income	$44,245	$37,027	$40,858
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(3,513)	2,120	(775)
Tax credit investments recovery	224	—	(351)
Provision for credit losses	8,827	8,182	(3,868)
Depreciation, amortization and accretion, net	3,738	3,636	4,066
Share-based compensation	2,785	2,977	2,584
Net loss on disposal of fixed assets	10	73	—
Net loss on sale of tax credit investments	177	—	—
Amortization of tax credit investments	5,992	4,053	1,035
Bank-owned life insurance policy income	(1,649)	(1,494)	(2,227)
Origination of loans for sale	(167,548)	(149,669)	(124,915)
Sale of loans originated for sale	160,581	149,767	128,391
Gain on sale of loans originated for sale	(1,942)	(2,055)	(2,537)
Net loss (gain) on repossessed assets	168	13	(429)
Return on investment in limited partnerships	3,311	4,922	721
Excess tax benefit from share-based compensation	186	194	264
Net payments on operating lease liabilities	(1,453)	(1,425)	(1,470)
Net decrease (increase) in accrued interest receivable and other assets	6,218	(21,497)	(7,728)
Net (decrease) increase in accrued interest payable and other liabilities	(2,866)	15,468	5,026
Net cash provided by operating activities	57,491	52,292	38,645
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	91,902	22,114	40,835
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,749	4,115	7,080
Proceeds from sale of available-for-sale securities	7,533	5,085	—
Purchases of available-for-sale securities	(146,241)	(106,967)	(75,740)
Proceeds from sale of repossessed assets	18	25	71
Net increase in loans and leases	(267,413)	(408,618)	(199,467)
Investments in limited partnerships	(1,842)	(1,413)	(1,508)
Returns of investments in limited partnerships	704	7	17
Investment in tax credit investments	(17,143)	(24,160)	(11,454)
Distribution from tax credit investments	174	101	474
Proceeds from sale of tax credit	1,879	—	—
Investment in Federal Home Loan Bank stock	(24,945)	(32,069)	(45,660)
Proceeds from the sale of Federal Home Loan Bank stock	25,371	37,839	41,184
Purchases of leasehold improvements and equipment, net	(223)	(2,884)	(3,223)
Proceeds from sale of leasehold improvements and equipment	30	—	—
Premium payment on bank owned life insurance policies	(25)	(24)	(50)
Proceeds from bank owned life insurance claim	—	—	1,859
Proceeds from redemption of Trust II stock	—	—	315
Net cash used in investing activities	(328,472)	(506,849)	(245,267)
Financing activities
Net increase in deposits	310,361	628,573	210,283
Repayment of Federal Home Loan Bank advances	(1,148,378)	(1,698,730)	(2,374,849)
Proceeds from Federal Home Loan Bank advances	1,132,228	1,563,851	2,422,429
Repayment of subordinated notes and debentures	(15,000)	—	(9,090)
Repayment of junior subordinated debt	—	—	(10,076)
Proceeds from issuance of subordinated notes and debentures	20,000	15,000	20,000
Net increase (decrease) in long-term borrowed funds	283	(6,013)	(5,132)
Cash dividends paid	(8,320)	(7,578)	(6,688)
Preferred stock dividends paid	(875)	(875)	(683)
Proceeds from issuance of common stock under ESPP	144	128	134
Proceeds from issuance of preferred stock	—	—	11,992
Purchase of treasury stock	(1,270)	(2,971)	(6,126)
Net cash provided by financing activities	289,173	491,385	252,194
Net increase in cash and cash equivalents	18,192	36,828	45,572

Cash and cash equivalents at the beginning of the period	139,510	102,682	57,110
Cash and cash equivalents at the end of the period	$157,702	$139,510	$102,682
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$109,610	$75,533	$20,110
Net income taxes paid	158	7,456	8,038
Non-cash investing and financing activities:
Transfer of repossessed assets to (from) loans	10	(190)	(50)
Lease liability in exchange for right-of-use-asset	—	—	6,265

See accompany Notes to Consolidated Financial Statements

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of December 31, 2024, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).

Basis of Presentation. The Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes.

Subsequent Events. Subsequent events have been evaluated through the date of issuance of the Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Cash and Cash Equivalents. The Corporation considers federal funds sold, interest-bearing deposits, and short-term investments that have original maturities of three months or less to be cash equivalents.

Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses are included in the Consolidated Statements of Income as a component of non-interest income. Credit losses for securities are recorded as an allowance for credit losses through the provision for credit losses. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2024 or 2023.

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

Accrued interest receivable on AFS debt securities totaled $1.3 million at December 31, 2024 and is excluded from the estimate of credit losses.

ACL - Held To Maturity (“HTM”) Debt Securities. Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $31,000 at December 31, 2024 and is excluded from the estimate of credit losses. The HTM securities portfolio includes residential mortgage backed securities (“MBS”) commercial MBS, and municipal securities. All residential and commercial MBS are U.S. government issued or U.S. government sponsored and substantially all municipal bonds are rated A or above.

Loans Held for Sale. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statements of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There were $13.5 million and $4.6 million in loans held for sale outstanding at December 31, 2024 and 2023, respectively.

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

Interest on non-accrual loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is placed on non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce the loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of a non-performing loan or lease is uncollectible, either through collections from the borrower or disposition of the underlying collateral, the portion of the carrying balance that exceeds the estimated measurement value of the loan or lease is charged off. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.

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

Accrued interest receivable on loans totaled $11.0 million at December 31, 2024 and is excluded from the estimate of credit losses.

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

•
Construction - Loans secured by real estate used to finance land development or construction.
•
1-4 Family - Loans secured by 1-4 family residential property
•
Multi-family - Loans secured by multi-family residential property
•
Owner Occupied - Loans secured by nonfarm, nonresidential owner-occupied property
•
Non-owner Occupied - Loans secured by other nonfarm, nonresidential property

Commercial and Industrial Lending: Commercial and industrial lending is a portfolio segment where management uses a common forecast due to common risk management, similarity in collateral types, availability of data, and results of the LDA. Management has distinct processes, controls, and procedures which enable more precise development of subjective factors at the pool level.

•
Commercial - Loans to small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit and term loans to businesses.
•
Asset Based Lending - Products include revolving lines of credit and term loans for strategic acquisitions, capital expenditures, working capital, bank debt refinancing, debt restructuring, and corporate turnaround strategies.
•
Floorplan - Floor plan financing for independent auto dealerships nationwide.
•
SBA - Loans originated in accordance with the guidelines of the Small Business Administration (“SBA”). As the Corporation prefers to sell the guaranteed portion, the on-balance sheet loans are primarily unguaranteed.
•
Equipment finance - Loans and leases secured by a broad range of equipment to commercial clients in a variety of industries.

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
•
The volume of past due loans and leases, the volume of non-accrual and the volume and severity of adversely classified or graded assets;
•
The existence and effect of industry concentrations of credit;
•
Independent indicators of collateral quality;
•
The quality of the Corporation’s credit review function and;
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

Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $133.8 million and $133.7 million as of December 31, 2024 and 2023, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2024 and 2023, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2024 and 2023, the Bank had FHLB stock of $11.6 million and $12.0 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2024 and 2023.

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

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts are designated as a cash flow hedge as the receipt of floating interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of wholesale deposits and short-term FHLB advances. The change in fair value of the hedging instrument is recorded in accumulated other comprehensive income.

SBA Recourse Reserve. The Corporation establishes SBA recourse reserves on the guaranteed portions of sold SBA loans when it is probable that the SBA will deny or repair the guaranty on the sold portion of the loan and there is an estimated collateral shortfall. The recourse reserve is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

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

Income tax expense or benefit represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation also invests in certain development entities that generate federal and state historic and low income housing tax credits and solar renewable energy tax credits. The tax benefits associated with these investments are accounted for either under the flow-through method, equity method, or proportional amortization method and are recognized when the respective project is placed in service or over the investment term. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Tax sharing agreements allocate taxes to each legal entity for the settlement of intercompany taxes. The Corporation applies a more likely than not standard to each of its tax positions when determining the amount of tax expense or benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.

Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the years ended December 31, 2024 and 2023, $8,000 and $45,000 of realized securities losses were recognized and reclassified out of accumulated other comprehensive loss, respectively.

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

Operating Segments. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

The Corporation issues a combination of performance-based restricted stock units and restricted stock awards to plan participants. Vesting of the performance-based restricted stock units will be measured on Total Shareholder Return (“TSR”) and Return on Average Equity (“ROAE”) prior to 2023 or Return on Average Tangible Common Equity (“ROATCE”) for issuances after 2022, and will cliff-vest after a three-year measurement period based on the Corporation’s performance relative to a custom peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. Compensation expense is recognized for performance-based restricted stock units over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the metric will be adjusted if there is a change in the expectation of metric. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the TSR metric are never adjusted, and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

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

Recent Accounting Pronouncements. In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” This update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update was adopted for the year ended December 31, 2024. The Corporation is one operating segment and therefore, the adoption of ASU 2023-07 did not have a material impact to the consolidated financial statements.

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

Reclassifications. Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 — Cash and Cash Equivalents

Cash and due from banks was approximately $29.5 million and $32.3 million at December 31, 2024 and 2023, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. FRB balances were $127.8 million and $106.8 million at December 31, 2024 and 2023, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $128.2 million and $107.2 million at December 31, 2024 and 2023, respectively.

Note 3 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,989	$—	$(271)	4,718
U.S. government agency securities - government-sponsored enterprises	3,500	—	(347)	3,153
Municipal securities	39,997	—	(5,136)	34,861
Residential mortgage-backed securities - government issued	125,571	470	(2,818)	123,223
Residential mortgage-backed securities - government-sponsored enterprises	145,888	234	(11,357)	134,765
Commercial mortgage-backed securities - government issued	2,665	—	(441)	2,224
Commercial mortgage-backed securities - government-sponsored enterprises	43,033	24	(4,609)	38,448
	$365,643	$728	$(24,979)	$341,392

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$14,158	$7	$(389)	$13,776
U.S. government agency securities - government-sponsored enterprises	27,986	35	(455)	27,566
Municipal securities	40,407	—	(4,526)	35,881
Residential mortgage-backed securities - government issued	69,441	1,000	(2,385)	68,056
Residential mortgage-backed securities - government-sponsored enterprises	131,321	281	(10,769)	120,833
Commercial mortgage-backed securities - government issued	2,995	—	(470)	2,525
Commercial mortgage-backed securities - government-sponsored enterprises	32,774	65	(4,470)	28,369
	$319,082	$1,388	$(23,464)	$297,006

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,137	$—	$(38)	$3,099
Residential mortgage-backed securities - government issued	836	—	(48)	788
Residential mortgage-backed securities - government-sponsored enterprises	766	—	(42)	724
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(78)	1,924
	$6,741	$—	$(206)	$6,535

	As of December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$4,210	$4	$(41)	$4,173
Residential mortgage-backed securities - government issued	1,211	—	(76)	1,135
Residential mortgage-backed securities - government-sponsored enterprises	1,078	—	(53)	1,025
Commercial mortgage-backed securities - government-sponsored enterprises	2,004	—	(82)	1,922
	$8,503	$4	$(252)	$8,255

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities -

government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold five available-for-sale securities during the year ended December 31, 2024 and 16 available-for-sale securities during the year ended December 31, 2023.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Gross gains	$—	$68	$—
Gross losses	(8)	(113)	—
Net losses on sale of available-for-sale securities	$(8)	$(45)	$—
Proceeds from sale of available-for-sale securities	$7,533	$5,085	$—

At December 31, 2024 and December 31, 2023, securities with a fair value of $36.9 million and $45.4 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,501	$1,473	$987	$983
Due in one year through five years	18,145	16,902	2,150	2,116
Due in five through ten years	8,430	7,570	—	—
Due in over ten years	20,410	16,787	—	—
	48,486	42,732	3,137	3,099
Residential mortgage-backed securities	271,459	257,988	1,602	1,512
Commercial mortgage-backed securities	45,698	40,672	2,002	1,924
	$365,643	$341,392	$6,741	$6,535

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2024 and December 31, 2023. At December 31, 2024, the Corporation held 188 available-for-sale securities that were in an unrealized loss position, 155 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the years ended December 31, 2024 and 2023, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,718	$271	$4,718	$271
U.S. government agency securities - government- sponsored enterprises	—	—	3,153	347	3,153	347
Municipal securities	—	—	34,861	5,136	34,861	5,136
Residential mortgage-backed securities - government issued	40,320	374	18,999	2,444	59,319	2,818
Residential mortgage-backed securities - government-sponsored enterprises	43,907	995	71,103	10,362	115,010	11,357
Commercial mortgage-backed securities - government issued	—	—	2,224	441	2,224	441
Commercial mortgage-backed securities - government-sponsored enterprises	10,717	425	26,751	4,184	37,468	4,609
	$94,944	$1,794	$161,809	$23,185	$256,753	$24,979

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,595	$389	$4,595	$389
U.S. government agency securities - government- sponsored enterprises	13,370	30	3,076	425	16,446	455
Municipal securities	—	—	35,881	4,526	35,881	4,526
Residential mortgage-backed securities - government issued	13,178	160	13,819	2,225	26,997	2,385
Residential mortgage-backed securities - government-sponsored enterprises	19,925	285	78,086	10,484	98,011	10,769
Commercial mortgage-backed securities - government issued	—	—	2,525	470	2,525	470
Commercial mortgage-backed securities - government-sponsored enterprises	893	20	26,465	4,450	27,358	4,470
	$47,366	$495	$164,447	$22,969	$211,813	$23,464

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2024 and December 31, 2023. At December 31, 2024, the Corporation held 22 held-to-maturity securities that were in an unrealized loss position, 21 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$454	$5	$2,139	$33	$2,593	$38
Residential mortgage-backed securities - government issued	—	—	788	48	788	48
Residential mortgage-backed securities - government- sponsored enterprises	—	—	724	42	724	42
Commercial mortgage-backed securities - government- sponsored enterprises	—	—	1,924	78	1,924	78
	$454	$5	$5,575	$201	$6,029	$206

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,424	$4	$2,234	$37	$3,658	$41
Residential mortgage-backed securities - government issued	—	—	1,135	76	1,135	76
Residential mortgage-backed securities - government- sponsored enterprises	—	—	1,025	53	1,025	53
Commercial mortgage-backed securities - government- sponsored enterprises	—	—	1,922	82	1,922	82
	$1,424	$4	$6,316	$248	$7,740	$252

Note 4 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	December 31, 2024	December 31, 2023
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$273,397	$256,479
Commercial real estate — non-owner occupied	845,298	773,494
Construction	221,086	193,080
Multi-family	530,853	450,529
1-4 family	46,496	26,289
Total commercial real estate	1,917,130	1,699,871
Commercial and industrial	1,151,720	1,105,835
Consumer and other	45,000	44,312
Total gross loans and leases receivable	3,113,850	2,850,018
Less:
Allowance for credit losses	35,785	31,275
Deferred loan fees and costs, net	722	(243)
Loans and leases receivable, net	$3,077,343	$2,818,986

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the years ended December 31, 2024 and 2023, was $20.7 million and $23.6 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the years ended December 31, 2024 and 2023, have been derecognized in the Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the Consolidated Financial Statements. The total outstanding balance of sold SBA loans serviced by the Corporation at December 31, 2024, and December 31, 2023, was $79.4 million and $84.2 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the years ended December 31, 2024 and 2023, was $138.0 million and $120.0 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation's Consolidated Balance Sheet as of December 31, 2024 was $5.3 million. There were no loan participation purchased on the Corporation's Consolidated Balance Sheet as of December 31, 2023. The total outstanding balance of these transferred loans serviced by the Corporation at December 31, 2024, and December 31, 2023, was $373.1 million and $279.5 million, respectively. As of December 31, 2024, and December 31, 2023, the total amount of the Corporation’s retained ownership of these transferred loans was $423.7 million and $367.4 million, respectively. As of December 31, 2024 and December 31, 2023, the non-SBA originated participation portfolio contained no non-accrual loans. The Corporation does not share in the participant’s portion of any potential charge-offs.

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2024	December 31, 2023
	(In Thousands)
Balance at beginning of year	$263	$224
New loans	381	349
Repayments	(399)	(310)
Balance at end of year	$245	$263

The Corporation’s net investment in direct financing leases consists of the following:

	December 31,	December 31,
	2024	2023
	(In Thousands)
Minimum lease payments receivable	$8,975	$9,660
Estimated unguaranteed residual values in leased property	632	1,468
Unearned lease and residual income	(1,148)	(1,362)
Investment in commercial direct financing leases	$8,459	$9,766

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2025	$3,108
2026	2,409
2027	1,898
2028	1,052
2029	469
Thereafter	39
$8,975

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$26,508	$45,066	$42,849	$34,486	$37,078	$85,405	$447	$271,839
II	—	—	—	—	—	—	—	—
III	750	—	—	—	—	217	—	967
IV	—	—	—	—	—	591	—	591
Total	$27,258	$45,066	$42,849	$34,486	$37,078	$86,213	$447	$273,397
Commercial real estate — non-owner occupied
Category
I	$80,371	$85,651	$89,181	$69,129	$85,238	$340,802	$37,129	$787,501
II	—	—	—	—	2,150	31,720	—	33,870
III	—	638	—	—	—	23,289	—	23,927
IV	—	—	—	—	—	—	—	—
Total	$80,371	$86,289	$89,181	$69,129	$87,388	$395,811	$37,129	$845,298
Construction
Category
I	$36,135	$110,437	$24,302	$1,183	$719	$5,520	$28,205	$206,501
II	—	—	—	—	—	—	—	—
III	—	—	454	8,155	5,713	263	—	14,585
IV	—	—	—	—	—	—	—	—
Total	$36,135	$110,437	$24,756	$9,338	$6,432	$5,783	$28,205	$221,086
Multi-family
Category
I	$40,079	$102,886	$74,753	$66,775	$97,303	$134,331	$2,288	$518,415
II	—	—	7,407	2,584	—	1,043	—	11,034
III	—	—	—	1,404	—	—	—	1,404
IV	—	—	—	—	—	—	—	—
Total	$40,079	$102,886	$82,160	$70,763	$97,303	$135,374	$2,288	$530,853
1-4 family
Category
I	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496
Commercial and industrial
Category
I	$259,976	$216,621	$93,119	$52,066	$23,960	$27,370	$405,499	$1,078,611
II	316	2,700	2,657	—	470	8	7,676	13,827
III	4,205	5,418	3,909	1,379	2,446	3,957	10,192	31,506
IV	536	4,060	6,245	1,038	274	2,519	13,104	27,776
Total	$265,033	$228,799	$105,930	$54,483	$27,150	$33,854	$436,471	$1,151,720
Consumer and other
Category
I	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000
Total Loans
Category
I	$465,244	$570,105	$338,625	$228,739	$257,574	$599,491	$494,585	$2,954,363
II	316	2,700	10,064	2,584	2,620	32,771	7,676	58,731
III	4,955	6,056	4,363	10,938	8,159	27,726	10,192	72,389
IV	536	4,060	6,245	1,038	274	3,110	13,104	28,367
Total	$471,051	$582,921	$359,297	$243,299	$268,627	$663,098	$525,557	$3,113,850

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$31,637	$43,156	$38,803	$44,704	$22,078	$72,774	$451	$253,603
II	—	—	—	260	—	—	—	260
III	—	—	—	—	—	2,616	—	2,616
IV	—	—	—	—	—	—	—	—
Total	$31,637	$43,156	$38,803	$44,964	$22,078	$75,390	$451	$256,479
Commercial real estate — non-owner occupied
Category
I	$71,857	$76,689	$72,660	$78,212	$66,262	$314,970	$32,478	$713,128
II	—	—	2,302	2,252	19,838	16,274	—	40,666
III	—	—	—	—	—	19,700	—	19,700
IV	—	—	—	—	—	—	—	—
Total	$71,857	$76,689	$74,962	$80,464	$86,100	$350,944	$32,478	$773,494
Construction
Category
I	$63,660	$83,161	$8,542	$744	$433	$6,528	$15,011	$178,079
II	—	—	9,289	5,712	—	—	—	15,001
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$63,660	$83,161	$17,831	$6,456	$433	$6,528	$15,011	$193,080
Multi-family
Category
I	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$84,932	$41,068	$70,054	$113,294	$22,925	$115,243	$3,013	$450,529
1-4 family
Category
I	$4,242	$7,684	$2,672	$2,359	$443	$2,805	$6,062	$26,267
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	22	—	22
Total	$4,242	$7,684	$2,672	$2,359	$443	$2,827	$6,062	$26,289
Commercial and industrial
Category
I	$302,612	$144,167	$85,504	$38,164	$20,151	$26,490	$415,301	$1,032,389
II	1,496	5,280	785	353	94	219	5,706	13,933
III	1,093	7,168	1,882	5,919	3,861	3,957	15,058	38,938
IV	1,482	6,519	1,319	321	133	1,644	9,157	20,575
Total	$306,683	$163,134	$89,490	$44,757	$24,239	$32,310	$445,222	$1,105,835
Consumer and other
Category
I	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$5,920	$8,786	$3,167	$12,193	$2,049	$3,485	$8,712	$44,312
Total Loans
Category
I	$564,860	$404,711	$281,402	$289,670	$134,341	$542,295	$481,028	$2,698,307
II	1,496	5,280	12,376	8,577	19,932	16,493	5,706	69,860
III	1,093	7,168	1,882	5,919	3,861	26,273	15,058	61,254
IV	1,482	6,519	1,319	321	133	1,666	9,157	20,597
Total	$568,931	$423,678	$296,979	$304,487	$158,267	$586,727	$510,949	$2,850,018

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Owner occupied	$1,102	$—	$—	$1,102	$272,295	$273,397
Non-owner occupied	—	—	—	—	845,298	845,298
Construction	14,321	263	—	14,584	206,502	221,086
Multi-family	—	—	—	—	530,853	530,853
1-4 family	—	—	—	—	46,496	46,496
Commercial and industrial	5,405	1,072	18,984	25,461	1,126,259	1,151,720
Consumer and other	—	10	—	10	44,990	45,000
Total	$20,828	$1,345	$18,984	$41,157	$3,072,693	$3,113,850
Percent of portfolio	0.67%	0.04%	0.61%	1.32%	98.68%	100.00%

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$256,479	$256,479
Non-owner occupied	—	—	—	—	773,494	773,494
Construction	—	—	—	—	193,080	193,080
Multi-family	—	—	—	—	450,529	450,529
1-4 family	—	—	—	—	26,289	26,289
Commercial and industrial	3,430	1,041	18,347	22,818	1,083,017	1,105,835
Consumer and other	—	—	—	—	44,312	44,312
Total	$3,430	$1,041	$18,347	$22,818	$2,827,200	$2,850,018
Percent of portfolio	0.12%	0.04%	0.64%	0.80%	99.20%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

	December 31, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$591	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	591	—
Commercial and industrial	13,125	14,651	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$13,125	$15,242	$—

	December 31, 2023
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	22	—
Total commercial real estate	—	22	—
Commercial and industrial	9,691	10,884	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$9,691	$10,906	$—

	December 31, 2024	December 31, 2023
Total non-accrual loans and leases to gross loans and leases	0.91%	0.72%
Allowance for credit losses to gross loans and leases	1.20	1.16
Allowance for credit losses to non-accrual loans and leases	131.38	160.21

The following table presents the amortized cost basis of the non-accrual, collateral-dependent commercial and industrial loans as of:

	December 31, 2024	December 31, 2023
	(In Thousands)
Inventory	$—	$8,879
Equipment	18,185	8,903
Real Estate	926	46
Accounts Receivable	6,570	278
Other	821	1,348
Total	$26,502	$19,454

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$5,901	$—	$—	$—	$5,901	0.31%
Commercial and industrial	—	7,108	455	—	550	8,113	0.70
Total	$—	$13,009	$455	$—	$550	$14,014	0.45%

	For the Year Ended December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	882	—	—	—	882	0.08
Total	$—	$882	$—	$—	$—	$882	0.03%

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

	For the Year Ended December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
	(Dollars in Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	410	410
Total	$—	$—	$410	$410

	For the Year Ended December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
	(Dollars in Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	382	382
Total	$—	$—	$382	$382

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	$—	0.00	1.17
Commercial and industrial	—	—	0.78	0.73
Total	$—	$—	0.78	1.90

	For the Year Ended December 31, 2023
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	$—	0.00	0.00
Commercial and industrial	—	—	0.00	0.52
Total	$—	$—	0.00	0.52

The following table presents the amortized cost basis of loans that had a payment default during the years ended December 31, 2024 and 2023 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

	For the Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
	(In Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	753	—	—
Total	$—	$753	$—	$—

	For the Year Ended December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
	(In Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	382	—	—
Total	$—	$382	$—	$—

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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2023, the Corporation selected a forecast which estimates unemployment between 3.89% and 4.04% and GDP growth change between 1.29% and 2.32% over the next four quarters. As of December 31, 2024, the Corporation selected a forecast which estimates unemployment between 4.12% and 4.20% and GDP growth change between 1.85% and 2.65% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(5,233)	(22)	(5,255)
Recoveries	5	—	—	—	132	541	21	699
Net recoveries (charge-offs)	5	—	—	—	132	(4,692)	(1)	(4,556)
Provision for credit losses	84	256	701	1,042	125	6,754	(135)	8,827
Ending balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Components:
Allowance for credit losses on loans	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Allowance for credit losses on unfunded credit commitments	14	49	804	16	31	536	33	1,483
Total ACL	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268

	As of and for the Year Ended December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(1,781)	—	(1,781)
Recoveries	9	1	—	—	40	478	20	548
Net recoveries (charge-offs)	9	1	—	—	40	(1,303)	20	(1,233)
Provision for credit losses	(31)	769	(317)	1,323	64	6,435	(61)	8,182
Ending balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Components:
Allowance for credit losses on loans	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Allowance for credit losses on unfunded credit commitments	15	40	881	9	23	698	56	1,722
Total ACL	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997

	As of and for the Year Ended December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$15,110	$8,413	$813	$24,336
Charge-offs	—	(958)	(21)	(979)
Recoveries	4,262	437	42	4,741
Net recoveries (charge-offs)	4,262	(521)	21	3,762
Provision for credit losses	(6,812)	3,236	(292)	(3,868)
Ending balance	$12,560	$11,128	$542	$24,230

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at December 31, 2024 and December 31, 2023. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,615	$5,843	$2,022	$4,597	$492	$12,016	$282	$26,867
Individually evaluated for credit loss	—	—	—	—	—	8,918	—	8,918
Total	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Loans and lease receivables:
Collectively evaluated for credit losses	$272,806	$845,298	$221,086	$530,853	$46,496	$1,123,944	$45,000	$3,085,483
Individually evaluated for credit loss	591	—	—	—	—	27,776	—	28,367
Total	$273,397	$845,298	$221,086	$530,853	$46,496	$1,151,720	$45,000	$3,113,850

	As of December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,525	$5,596	$1,244	$3,562	$221	$12,743	$395	$25,286
Individually evaluated for credit loss	—	—	—	—	22	5,967	—	5,989
Total	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Loans and lease receivables:
Collectively evaluated for credit losses	$256,479	$773,494	$193,080	$450,529	$26,267	$1,085,260	$44,312	$2,829,421
Individually evaluated for credit loss	—	—	—	—	22	20,575	—	20,597
Total	$256,479	$773,494	$193,080	$450,529	$26,289	$1,105,835	$44,312	$2,850,018

Note 5 — Premises and Equipment

A summary of premises and equipment was as follows:

	As of December 31,
	2024	2023
	(In Thousands)
Leasehold improvements	$5,572	$5,557
Furniture and equipment	9,480	9,361
Total premises and equipment	15,052	14,918
Less: accumulated depreciation	(9,825)	(8,728)
Total premises and equipment, net	$5,227	$6,190

Depreciation expense was $1.1 million, $961,000, and $578,000 for the years ended December 31, 2024, 2023, and 2022, respectively. During 2023, the Corporation relocated its Kansas City metropolitan office. This resulted in additional leasehold improvements and equipment of $1.3 million and $606,000, respectively. During 2022, the Corporation relocated its Southeastern Wisconsin office. This resulted in additional leasehold improvements and equipment of $1.8 million and $602,000, respectively.

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

In November 2022, the Corporation relocated its Southeast Wisconsin office. This resulted in a $1.6 million right-of-use asset and $2.5 million lease liability. The Corporation received a $991,000 tenant improvement allowance related to this lease, which was recognized as a lease incentive and deducted from the right-of-use asset.

The components of total lease expense were as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Operating lease cost	$1,366	$1,411	$1,544
Short-term lease cost	140	200	148
Variable lease cost	572	576	604
Less: sublease income	—	(75)	(179)
Total lease cost, net	$2,078	$2,112	$2,117

Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.93	7.70	8.06
Weighted-average discount rate	3.37%	3.61%	3.40%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2025	$1,488
2026	1,448
2027	1,469
2028	1,113
2029	792
Thereafter	2,808
Total undiscounted cash flows	9,118
Discount on cash flows	(1,192)
Total lease liability	$7,926

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2024 and 2023, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra Bank in 2014.

The Corporation conducted its annual impairment test on July 1, 2024, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Other Intangible Assets

The Corporation has intangible assets that are amortized consisting of loan servicing rights.

Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of loan servicing rights is included in interest income in the accompanying Consolidated Statement of Income.

Activity in the Corporation's servicing asset and related valuation allowance is as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Loan Servicing Rights:
Carrying amount, net, beginning of year	$1,356	$1,492	$1,601
Additions	390	437	525
Amortization	(537)	(500)	(634)
Change in valuation allowance	36	(73)	—
Carrying amount, net, end of year	$1,245	$1,356	$1,492

Valuation Allowance:
Beginning of year	$88	$15	$15
Change in valuation allowance	(36)	73	—
End of year	$52	$88	$15

The estimated fair value of the Corporation’s loan servicing asset was $1.2 million and $1.4 million as of December 31, 2024 and 2023, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. The fair value at December 31, 2024 was established using a discount rate of 13.75% and a constant prepayment rate ("CPR") of 16.05%. The fair value at December 31, 2023 was established using a discount rate of 14.50% and a CPR of 15.50%.
Note 8 — Other Assets

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

Historic Rehabilitation Tax Credits

The Corporation invests in development entities through Mitchell Street and FBB Tax Credit, wholly-owned subsidiaries of FBB, to rehabilitate historic buildings. At December 31, 2024 and 2023, the net carrying value of the investments was $4.1 million and $2.4 million, respectively. During 2024 and 2023, the Corporation invested $2.5 million and $285,000, respectively, in these partnerships. During 2022, the Corporation had no activity related to these investments.

Low-Income Housing Tax Credits

The Corporation invests in development entities through FBB Tax Credit, a wholly-owned subsidiary of FBB, to develop buildings that offer low-income housing. These investments are accounted for using the proportional amortization method of accounting. At December 31, 2024 and 2023, the net carrying value of the investments were $40.3 million and $33.3 million, respectively. During

2024, 2023, and 2022, the Corporation invested $14.6 million, $24.0 million, and $11.5 million in these partnerships, respectively. During 2024 and 2023, the Corporation recognized $7.6 million and $5.3 million in tax benefit, respectively, and $6.0 million and $4.1 million in amortization, respectively, related to these partnerships. Amortization is included in income tax expense in the accompanying Consolidated Statements of Income.

Other Investments

The Corporation’s equity investment in SBIC funds, consisting of Aldine Capital Fund II, LP, Aldine Capital Fund III, LP, Aldine Capital Fund IV, LP, and Northstar Capital Fund, LP totaled $12.9 million and $13.5 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Corporation has $8.9 million remaining of the original $20.0 million commitment to these partnerships. The Corporation’s share of these partnerships’ income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $1.9 million, $4.8 million, and $3.0 million, respectively. The Corporation’s share of these partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $69,000, $101,000, and $0, respectively.

The Corporation’s equity investment in Dane Workforce Housing Fund LLC and Dane Workforce Housing Fund II LLC, a Wisconsin limited liability company focused on community development by providing affordable workforce housing units in Dane County, Wisconsin, totaled $1.1 million and $916,000 as of December 31, 2024 and 2023, respectively. The Corporation has $853,000 remaining of the original $2.0 million commitment to these investments as of December 31, 2024. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $16,000, $13,000, and $8,000, respectively. The Corporation’s share of this partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the year ended December 31, 2024 was $10,000. There were no losses related to this investment during the years ended December 31, 2023 and 2022.

The Corporation’s equity investment in BankTech Ventures, LP, a venture capital fund, focused on the community banking industry through strategic investments in growth-stage startups that directly support community banking needs, totaled $622,000 and $569,000 as of December 31, 2024 and 2023, respectively. The Corporation had a $380,000 commitment remaining of the original $1.0 million as of December 31, 2024. The Corporation’s share of the investment fund’s income included in other non-interest income in the Consolidated Statements of Income for the years ended December 31, 2024 and 2023 was $14,000 and $211,000, respectively. There was no income related to this investment during the years ended December 31, 2022. The Corporation’s share of this partnerships’ losses included in other non-interest expense in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $19,000, $2,000 and $21,000, respectively.

A summary of accrued interest receivable and other assets was as follows:

	December 31, 2024	December 31, 2023
	(In Thousands)
Accrued interest receivable	$12,879	$13,275
Net deferred tax asset	12,599	9,508
Investment in historic development entities	4,133	2,393
Investment in low-income housing development entities	40,259	33,303
Investment in limited partnerships	14,680	15,027
Prepaid expenses	4,221	4,269
Other assets	10,288	13,283
Total accrued interest receivable and other assets	$99,059	$91,058

Note 9 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	December 31, 2024			December 31, 2023
	Balance	Average Balance	Average Rate	Balance	Average Balance	Average Rate
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$436,111	$441,313	—%	$445,376	$453,930	—%
Interest-bearing transaction accounts	965,637	884,321	3.82	895,319	689,500	3.44
Money market accounts	809,695	815,603	3.95	711,245	681,336	3.25
Certificates of deposit	184,986	237,228	4.59	287,131	273,387	4.10
Wholesale deposits	710,711	515,196	4.09	457,708	346,285	4.14
Total deposits	$3,107,140	$2,893,661	3.37	$2,796,779	$2,444,438	2.92

A summary of annual maturities of core and wholesale certificates of deposit at December 31, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$519,303
2026	76,281
2027	79,850
2028	18,102
2029	5,782
Thereafter	1,290
$700,608

Wholesale deposits include $515.6 million and $195.1 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2024, compared to $407.7 million and $50.0 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2023. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2025 maturities above. As of December 31, 2024, the notional amount of derivatives designated as cash flow hedges totaled $416.3 million with a weighted average remaining maturity of 3.65 years and a weighted average rate of 3.81%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $67.3 million at December 31, 2024 and $120.2 million at December 31, 2023.

Note 10 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	December 31, 2024			December 31, 2023
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$2	38.40%	$—	$3	5.37%
FHLB advances	265,350	282,437	2.73	281,500	351,990	2.52
Line of credit	—	1,229	8.03	—	38	7.26
Other borrowings	10	8	—	20	600	8.33
Subordinated notes and debentures	54,689	49,833	6.36	49,396	38,250	5.16
	$320,049	$333,509	3.30	$330,916	$390,881	2.79

A summary of annual maturities of borrowings at December 31, 2024 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$116,410
2026	65,000
2027	10,000
2028	10,450
2029	35,000
Thereafter	83,189
$320,049

The Corporation has a $709.8 million FHLB line of credit available for advances which is collateralized as noted below. At December 31, 2024, $444.4 million of this line remained unused. There were $265.4 million of term FHLB advances outstanding at December 31, 2024 with stated fixed interest rates ranging from 1.19% to 4.95% compared to $281.5 million of term FHLB advances outstanding at December 31, 2023 with stated fixed interest rates ranging from 0.50% to 5.58%. The term FHLB advances outstanding at December 31, 2024 are due at various dates through December 2031.

The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $1.298 billion and $1.172 billion were pledged as collateral at December 31, 2024 and 2023, respectively.

The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2024, the line of credit carried an interest rate of SOFR + 2.36% that matured on February 19, 2025 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2024, 2023, and 2022 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2024. On February 20, 2025, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 19, 2026.

The Corporation issued new subordinated notes payable as of September 13, 2024. The aggregate principal amount of the newly issued subordinated notes payable was $20.0 million which qualified as Tier 2 capital. The subordinated notes payable bear a fixed interest rate of 7.5% with a maturity date of September 13, 2034. The Corporation may, at its option, redeem the notes payable, in whole or part, at anytime after the fifth anniversary of the issuance. As of August 15, 2024, the $15.0 million subordinated notes payable that bore a fixed interest rate of 5.5% were redeemed, and the remaining unamortized debt issuance cost was accelerated due to the early redemption. As of December 31, 2024, $311,000 of debt issuance costs remain in the subordinated note and debentures payable balance, of which $53,000 is related to the recently issued subordinated debentures.

The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2024 maturities above. As of December 31, 2024, the notional amount of derivatives designated as cash flow hedges totaled $68.4 million with a weighted average remaining maturity of 2.30 years and a weighted average rate of 1.98%.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the years ended December 31, 2024 and 2023, the Board of Directors declared an aggregate preferred stock dividend of $875,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As a bank holding company, the Corporation’s ability to pay dividends is affected by the policies and enforcement powers of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Federal Reserve guidance urges financial institutions to strongly consider eliminating, deferring, or significantly reducing dividends if: (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend; (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital ratios. Management intends, when appropriate under regulatory guidelines, to consult with the Federal Reserve Bank (“FRB”) of Chicago and provide it with information on the Corporation’s then-current and prospective earnings and capital position in advance of declaring any cash dividends. As a Wisconsin corporation, the Corporation is subject to the limitations of the Wisconsin Business Corporation Law, which prohibits the Corporation from paying dividends if such payment would: (i) render the Corporation unable to pay its debts as they become due in the usual course of business, or (ii) result in the Corporation’s assets being less than the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of any shareholders with preferential rights superior to those shareholders receiving the dividend.

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

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of

Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The Corporation also must comply with the 2.5% conservation buffer, which the Corporation met as of December 31, 2024.

As of December 31, 2024, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$421,639	12.08%	$279,330	8.00%	$366,621	10.50%	N/A	N/A
First Business Bank	417,965	11.97	279,342	8.00	366,636	10.50	$349,177	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$329,796	9.45%	$209,498	6.00%	$296,788	8.50%	N/A	N/A
First Business Bank	380,811	10.91	209,506	6.00	296,801	8.50	$279,342	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$317,804	9.10%	$157,123	4.50%	$244,414	7.00%	N/A	N/A
First Business Bank	380,811	10.91	157,130	4.50	244,424	7.00	$226,965	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$329,796	8.78%	$150,256	4.00%	$150,256	4.00%	N/A	N/A
First Business Bank	380,811	10.14	150,207	4.00	150,207	4.00	$187,759	5.00%

	As of December 31, 2023
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$375,440	11.19%	$268,500	8.00%	$352,406	10.50%	N/A	N/A
First Business Bank	376,310	11.21	268,595	8.00	352,531	10.50	$335,744	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$293,338	8.74%	$201,375	6.00%	$285,281	8.50%	N/A	N/A
First Business Bank	343,604	10.23	201,446	6.00	285,382	8.50	$268,595	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$281,346	8.38%	$151,031	4.50%	$234,937	7.00%	N/A	N/A
First Business Bank	343,604	10.23	151,085	4.50	235,021	7.00	$218,233	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$293,338	8.43%	$139,145	4.00%	$139,145	4.00%	N/A	N/A
First Business Bank	343,604	9.87	139,262	4.00	139,262	4.00	$174,077	5.00%

(1)
2024 and 2023 capital amounts include $676,000 and $1.0 million, respectively, of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2024 and 2023, respectively:

	As of December 31,
	2024	2023
	(In Thousands)
Stockholders’ equity of the Corporation	$328,589	$289,588
Net unrealized and accumulated losses on specific items	11,425	13,717
Disallowed servicing assets	(514)	(614)
Disallowed goodwill and other intangibles	(10,380)	(10,368)
ASC 326 Phase-in	676	1,015
Tier 1 capital	329,796	293,338
Allowable general valuation allowances and subordinated debt	91,843	82,102
Total capital	$421,639	$375,440

Note 13 — Earnings per Common Share

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

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$44,245	$37,027	$40,858
Less: preferred stock dividends	875	875	683
Less: earnings allocated to participating securities	1,033	938	1,106
Basic earnings allocated to common shareholders	$42,337	$35,214	$39,069
Weighted-average common shares outstanding, excluding participating securities	8,148,259	8,131,251	8,226,943
Basic earnings per common share	$5.20	$4.33	$4.75
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$42,337	$35,214	$39,069
Weighted-average diluted common shares outstanding, excluding participating securities	8,148,259	8,131,251	8,226,943
Diluted earnings per common share	$5.20	$4.33	$4.75

Note 14 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2024, 254,729 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Equity (“ROAE”) for issuances prior to 2023 or Return on Average Tangible Common Equity (“ROATCE”) for issuances after 2022, and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROAE or ROATCE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROAE or ROATCE metric will be adjusted if there is a change in the expectation of ROAE or ROATCE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted and are amortized utilizing the accounting fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2023 and the year ended December 31, 2024 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2022	141,617	$23.06	63,120	$28.20	5,052	$23.56	209,789	$24.62
Granted (1)	62,560	34.04	37,335	24.71	3,115	27.95	103,010	30.47
Vested	(62,353)	23.21	(43,020)	18.91	(2,062)	23.20	(107,435)	21.49
Forfeited	(8,507)	26.15	—	—	—	—	(8,507)	26.15
Nonvested balance as of December 31, 2022	133,317	$27.95	57,435	$32.89	6,105	$25.92	196,857	$29.32
Granted (1)	—	—	34,840	35.79	54,955	34.43	89,795	34.96
Vested	(56,931)	27.03	(36,120)	31.31	(3,253)	26.06	(96,304)	28.60
Forfeited	(4,435)	30.20	—	—	(820)	36.42	(5,255)	31.17
Nonvested balance as of December 31, 2023	71,951	28.53	56,155	35.70	56,987	33.97	185,093	32.38
Granted (1)	—	—	27,614	34.76	65,717	30.43	93,331	31.71
Vested	(35,131)	26.86	(34,139)	25.43	(33,716)	21.25	(102,986)	24.57
Forfeited	(7,924)	29.75	—	—	(8,827)	36.25	(16,751)	33.18
Nonvested balance as of December 31, 2024	28,896	$30.09	49,630	$42.24	80,161	$36.04	158,687	$36.77
Unrecognized compensation cost (in thousands)	$416		$1,037		$2,192		$3,645
Weighted average remaining recognition period (in years)	1.07		1.69		2.55		2.13

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the year ended December 31, 2024, an additional 10,589 were issued related to actual performance results of previously granted awards.

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

During the year ended December 31, 2024, the Corporation issued 3,832 shares of common stock under the ESPP. As of December 31, 2024, 226,806 shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Share-based compensation expense	$2,785	$2,977	$2,584

Note 15 — Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Discretionary profit sharing contributions for substantially all employees of 4.34%, or $1.7 million, 5.9%, or $2.1 million, and 5.2%, or $1.6 million, were made in 2024, 2023, and 2022, respectively.

As of December 31, 2024, 2023, and 2022, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable within six months of the date of the termination of employment with the Corporation. The expense associated with the deferred compensation plan for the years ended December 31, 2024, 2023, and 2022 was $523,000, $493,000, and $382,000, respectively. The deferred compensation liability under the remaining plan of $3.3 million and $2.8 million at December 31, 2024 and 2023, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $3.2 million and $6.2 million, respectively, at December 31, 2024 and cash surrender values and death benefits of approximately $3.1 million and $6.2 million, respectively, at December 31, 2023. The remaining balance of the cash surrender value of bank-owned life insurance of $54.0 million and $52.4 million as of December 31, 2024 and 2023, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 16 — Income Taxes

Income tax expense consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Current:
Federal	$8,783	$7,759	$9,174
State	1,635	233	2,987
Current tax expense	10,418	7,992	12,161
Deferred:
Federal	(1,263)	(716)	(733)
State	(2,250)	2,836	(42)
Deferred tax (benefit) expense	(3,513)	2,120	(775)
Total income tax expense	$6,905	$10,112	$11,386

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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$9,820	$8,730
Deferred compensation	2,511	2,094
State net operating loss carryforwards	687	875
Write-down of repossessed assets	31	10
Non-accrual loan interest	222	95
Capital loss carryforwards	—	22
Unrealized losses on securities	4,136	4,715
Share-based compensation	761	788
Other	154	284
Total deferred tax assets before valuation allowance	18,322	17,613
Valuation allowance	(1,568)	(3,339)
Total deferred tax assets	16,754	14,274
Deferred tax liabilities:
Leasing and fixed asset activities	1,361	1,854
Loan servicing asset	328	381
Other	2,466	2,531
Total deferred tax liabilities	4,155	4,766
Net deferred tax asset	$12,599	$9,508

Realization of the deferred tax assets is dependent upon the Corporation generating sufficient taxable earnings prior to the expiration of net operating loss carryforwards. Management performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.

For Wisconsin state deferred tax assets, management determined that it was probable that some or all of the deferred tax assets would not be utilized within the applicable carry-forward period. The primary driver is the 2023 Wisconsin Act 19 which contains a provision that provides financial institutions with a state tax-exemption for interest, fees, and penalties earned on qualifying small-business loans. In 2024, management recorded a $1.7 million partial release of a state deferred tax asset valuation allowance due to changes in projected taxable income based on revised state taxation guidance and 2023 state tax return actual results. As of December 31, 2024, the state deferred tax valuation allowance was $1.6 million, reducing our Wisconsin deferred tax assets to $2.1 million. As of December 31, 2023, the state deferred tax valuation allowance was $3.3 million, reducing our Wisconsin deferred tax assets to $0. The Corporation had state net operating loss carryforwards of approximately $5.7 million and $16.4 million at December 31, 2024 and 2023, respectively.

For federal and other U.S. states, management determined that it was not required to establish a valuation allowance against the December 31, 2024 or 2023 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax assets will be fully utilized in future periods.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Income before income tax expense	$51,150	$47,139	$52,244
Tax expense at statutory federal rate of 21% applied to income before income tax expense	$10,741	$9,899	$10,971
State income tax, net of federal effect	1,441	(52)	2,337
Tax-exempt security and loan income, net of TEFRA adjustments	(1,201)	(856)	(704)
Change in valuation allowance	(1,888)	3,349	—
Bank-owned life insurance	(346)	(313)	(468)
Tax credits, net	(1,787)	(1,045)	(338)
Share-based compensation	(251)	(159)	(392)
Section 162(m) limitation	106	123	118
Other	90	(834)	(138)
Total income tax expense	$6,905	$10,112	$11,386
Effective tax rate	13.50%	21.45%	21.79%

There were no uncertain tax positions outstanding as of December 31, 2024 and 2023. As of December 31, 2024, tax years remaining open for the State of Wisconsin tax were 2020 through 2023. Federal tax years that remained open were 2021 through 2023. As of December 31, 2024, there were also no unrecognized tax benefits that are expected to significantly increase or decrease within the next twelve months.

Note 17 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of December 31, 2024 and 2023, the credit valuation allowance was $149,000 and $117,000, respectively.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $56.6 million and gross derivative liability of $2.0 million as of December 31, 2024.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2024, 2023, and 2022 had an insignificant impact on the Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $4.7 million and $8.5 million was recognized in other comprehensive income for the years ended December 31, 2024 and 2022, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $3.5 million was recognized in other comprehensive income for the year ended December 31, 2023, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $390,000, $22,000, and $602,000 was recognized in other comprehensive income for the years ended December 31, 2024, 2023, and 2022, respectively, and there was no ineffective portion of these hedges.

	As of December 31, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	20	$232,488	4.55	$2,015
Interest rate swap agreements on loans with third-party counterparties	106	1,022,365	5.24	54,544
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	7.28	$1,014
Interest rate swap related to wholesale funding	36	384,655	3.95	8,189
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	86	$789,877	5.44	$56,559
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	10	$100,000	1.55	$509

	As of December 31, 2023
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	25	$249,454	6.33	$7,904
Interest rate swap agreements on loans with third-party counter parties	106	939,156	6.06	43,234
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	8.28	$624
Interest rate swap related to wholesale funding	9	96,400	2.47	3,835
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	81	$689,702	5.96	$51,138
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	29	$306,255	3.89	$811

Note 18 — Commitments and Contingencies

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

In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2024 and 2023, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2024	2023
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$1,046,598	$1,198,031
Standby letters of credit	17,276	17,938

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $645,000 and $955,000 at December 31, 2024 and 2023, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Year Ended December 31,
	2024	2023
	(In Thousands)
Balance at the beginning of the period	$955	$441
SBA recourse	(104)	775
Charge-offs, net	(206)	(261)
Balance at the end of the period	$645	$955

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

Note 19 — Fair Value Disclosures

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,718	$—	$4,718
U.S. government agency securities - government- sponsored enterprises	—	3,153	—	3,153
Municipal securities	—	34,861	—	34,861
Residential mortgage-backed securities - government issued	—	123,223	—	123,223
Residential mortgage-backed securities - government- sponsored enterprises	—	134,765	—	134,765
Commercial mortgage-backed securities - government issued	—	2,224	—	2,224
Commercial mortgage-backed securities - government- sponsored enterprises	—	38,448	—	38,448
Interest rate swaps	—	65,762	—	65,762
Liabilities:
Interest rate swaps	—	57,068	—	57,068

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$13,776	$—	$13,776
U.S. government agency securities - government- sponsored enterprises	—	27,566	—	27,566
Municipal securities	—	35,881	—	35,881
Residential mortgage-backed securities - government issued	—	68,056	—	68,056
Residential mortgage-backed securities - government- sponsored enterprises	—	120,833	—	120,833
Commercial mortgage-backed securities - government issued	—	2,525	—	2,525
Commercial mortgage-backed securities - government- sponsored enterprises	—	28,369	—	28,369
Interest rate swaps	—	55,597	—	55,597
Liabilities:
Interest rate swaps	—	51,949	—	51,949

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the years ended December 31, 2024 and 2023 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,506	$7,506
Repossessed assets	—	—	51	51
Loan servicing rights	—	—	1,245	1,245

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$4,917	$4,917
Repossessed assets	—	—	247	247
Loan servicing rights	—	—	1,356	1,356

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $7.5 million and $4.9 million at December 31, 2024 and December 31, 2023, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 13% - 100% as of the measurement date of December 31, 2024. The weighted average of those unobservable inputs was 36%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$157,702	$157,702	$157,702	$—	$—
Securities available-for-sale	341,392	341,392	—	341,392	—
Securities held-to-maturity	6,741	6,535	—	6,535	—
Loans held for sale	13,498	14,577	—	14,577	—
Loans and lease receivables, net	3,077,343	3,049,890	—	—	3,049,890
Federal Home Loan Bank stock	11,616	N/A	N/A	N/A	N/A
Accrued interest receivable	12,879	12,879	12,879	—	—
Interest rate swaps	65,762	65,762	—	65,762	—
Financial liabilities:
Deposits	3,107,140	3,107,068	2,406,532	700,536	—
Federal Home Loan Bank advances and other borrowings	320,049	314,175	—	314,175	—
Accrued interest payable	10,175	10,175	10,175	—	—
Interest rate swaps	57,068	57,068	—	57,068	—
Off-balance sheet items:
Standby letters of credit	209	209	—	—	209

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2023
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$139,510	$139,510	$139,510	$—	$—
Securities available-for-sale	297,006	297,006	—	297,006	—
Securities held-to-maturity	8,503	8,255	—	8,255	—
Loans held for sale	4,589	4,956	—	4,956	—
Loans and lease receivables, net	2,818,986	2,789,731	—	—	2,789,731
Federal Home Loan Bank stock	12,042	N/A	N/A	N/A	N/A
Accrued interest receivable	13,275	13,275	13,275	—	—
Interest rate swaps	55,597	55,597	—	55,597	—
Financial liabilities:
Deposits	2,796,779	2,795,463	2,101,939	693,524	—
Federal Home Loan Bank advances and other borrowings	330,916	320,287	—	320,287	—
Accrued interest payable	10,860	10,860	10,860	—	—
Interest rate swaps	51,949	51,949	—	51,949	—
Off-balance sheet items:
Standby letters of credit	190	190	—	—	190

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

Note 20 — Condensed Parent Only Financial Information

The following represents the condensed financial information of the Corporation only:

Condensed Balance Sheets

	December 31, 2024	December 31, 2023
	(In Thousands)
Assets
Cash and cash equivalents	$5,384	$2,027
Investments in subsidiaries, at equity	379,604	339,854
Premises and equipment, net	67	51
Other assets	2,908	697
Total assets	$387,963	$342,629
Liabilities and Stockholders’ Equity
Subordinated notes and other borrowings	$54,689	$49,396
Accrued interest payable and other liabilities	4,685	3,645
Total liabilities	59,374	53,041
Stockholders’ equity	328,589	289,588
Total liabilities and stockholders’ equity	$387,963	$342,629

Condensed Statements of Income

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Net interest expense	$3,283	$1,989	$2,295
Non-interest income
Dividends from subsidiaries	11,500	12,100	2,000
Consulting and rental income from consolidated subsidiaries	5,812	5,644	5,794
Other non-interest income	10	43	69
Total non-interest income	17,322	17,787	7,863
Non-interest expense	8,375	8,234	7,633
Gain (loss) before income tax benefit and equity in undistributed net income of consolidated subsidiaries	5,664	7,564	(2,065)
Income tax benefit	1,940	337	1,387
Gain (loss) before equity in undistributed net income of consolidated subsidiaries	7,604	7,901	(678)
Equity in undistributed net income of consolidated subsidiaries	36,641	29,126	41,536
Net income	$44,245	$37,027	$40,858

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Operating activities
Net income	$44,245	$37,027	$40,858
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(36,641)	(29,126)	(41,536)
Share-based compensation	2,785	2,977	2,584
Excess tax benefit from share-based compensation	(219)	(91)	(91)
Net (decrease) increase in other liabilities	(146)	(1,854)	2,592
Other, net	(1,639)	1,207	(530)
Net cash provided by operating activities	8,385	10,140	3,877
Investing activities
Proceeds from redemption of Trust II stock	—	—	315
Capital contributions to subsidiaries	—	(15,000)	—
Net cash (used in) provided by investing activities	—	(15,000)	315
Financing activities
Net increase (decreases) in long-term borrowed funds	293	54	(357)
Proceeds from issuance of subordinated notes payable	20,000	15,000	20,000
Repayment of subordinated notes payable	(15,000)	—	(9,090)
Repayment of junior subordinated debentures	—	—	(10,076)
Proceeds from issuance of preferred stock	—	—	11,992
Proceeds from purchased funds and other short-term debt	—	—	(500)
Purchase of treasury stock	(1,270)	(2,971)	(6,126)
Preferred stock dividends paid	(875)	(875)	(683)
Cash dividends paid	(8,320)	(7,578)	(6,688)
Net proceeds from purchases of ESPP shares	144	128	134
Net cash (used in) provided by financing activities	(5,028)	3,758	(1,394)
Net increase (decrease) in cash and due from banks	3,357	(1,102)	2,798
Cash and cash equivalents at the beginning of the period	2,027	3,129	331
Cash and cash equivalents at the end of the period	$5,384	$2,027	$3,129

Note 21 — Segment Information

The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided by the Corporation’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business. These components are then aggregated if operating performance, products and services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Corporation’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Corporation’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and return on assets. The chief operating decision maker uses consolidated net income to benchmark the Corporation against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results is used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

	For the Year Ended December 31,
	2024	2023	2022
	(In Thousands)
Interest income	$233,130	$194,928	$121,371
Reconciliation of revenue
Other revenues	29,251	31,308	29,428
Total consolidated revenues	262,381	226,236	150,799
Less: interest expense	108,924	82,340	22,949
Segment net interest and non-interest income	153,457	143,896	127,850
Less:
Provision for credit losses	8,827	8,182	(3,868)
Compensation expense	63,105	61,059	57,742
Other segment items	30,375	27,516	21,732
Income tax expense	6,905	10,112	11,386
Segment and consolidated net income	$44,245	$37,027	$40,858

Other segment disclosures:
Interest income	$233,130	$194,928	$121,371
Interest expense	108,924	82,340	22,949
Depreciation, amortization, and accretion	3,738	3,636	4,066
Other significant noncash item:
Provision for credit losses	8,827	8,182	(3,868)
Segment assets	3,853,215	3,507,846	2,976,611
Expenses for segment assets	93,480	88,575	79,474

Reconciliation of assets:
Total assets for reportable segments	$3,853,215	$3,507,846	$2,976,611
Other assets	—	—	—
Total consolidated assets	$3,853,215	$3,507,846	$2,976,611

Note 22 — Condensed Quarterly Earnings (unaudited)

	2024				2023
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$60,110	$59,327	$57,910	$55,783	$54,762	$50,941	$47,161	$42,064
Interest expense	26,962	28,320	27,370	26,272	25,222	22,345	19,414	15,359
Net interest income	33,148	31,007	30,540	29,511	29,540	28,596	27,747	26,705
Provision for credit losses	2,701	2,087	1,713	2,326	2,573	1,817	2,231	1,561
Non-interest income	8,005	7,064	7,425	6,757	7,094	8,430	7,374	8,410
Non-interest expense	23,152	23,107	23,879	23,342	21,588	23,189	22,031	21,767
Income before income tax expense	15,300	12,877	12,373	10,600	12,473	12,020	10,859	11,787
Income tax expense	885	2,351	1,917	1,752	2,703	2,079	2,522	2,808
Net income	14,415	10,526	10,456	8,848	9,770	9,941	8,337	8,979
Preferred stock dividend	219	218	219	219	219	218	219	219
Income available to common shareholders	$14,196	$10,308	$10,237	$8,629	$9,551	$9,723	$8,118	$8,760
Per common share:
Basic earnings	$1.71	$1.24	$1.23	$1.04	$1.15	$1.17	$0.98	$1.05
Diluted earnings	1.71	1.24	1.23	1.04	1.15	1.17	0.98	1.05
Dividends declared	0.25	0.25	0.25	0.25	0.2275	0.2275	0.2275	0.2275

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Business Financial Services, Inc.

Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance and Provision for Credit Losses – Qualitative Factors

The allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with ASC 326. The estimates of expected credit losses on loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of the remaining cash flows over the contractual term of the loans. The Corporation utilized a discounted cash flow model to estimate the quantitative component of the allowance for credit losses for loans using key inputs and assumptions such as probability of default, loss given default, prepayment and curtailment rates, and forecast model.

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

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of controls over the evaluation of the qualitative factors, including controls addressing:

1.
The reliability and relevance of data used as the basis for the adjustments relating to qualitative factors;
2.
The reasonableness of management’s judgments and assumptions related to the assessed level of risk and the ending allocation of the qualitative factors;
3.
The mathematical accuracy of the dollar amount applied to the qualitative factors;

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:

1.
Evaluation of the reliability and relevance of data used as a basis for the adjustments relating to qualitative factors;
2.
Evaluation of the reasonableness of management’s judgments and assumptions related to the assessed level of risk for the qualitative factors and the resulting allocation;
3.
Evaluation of the mathematical accuracy of the adjustment factors for the qualitative component and the dollar amount of the reserve derived from the qualitative factor assessment;
4.
Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/Crowe LLP

We have served as the Corporation's auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.

Oakbrook Terrace, Illinois

February 26, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2024.

Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2024, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(b)
Executive Officers of the Registrant. The information presented in Item 1 of this document is incorporated herein by reference.
(c)
Code of Ethics. The Corporation has adopted a code of ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Corporation. The FBFS Code of Business Conduct and Ethics is posted on the Corporation’s website at https://ir.firstbusiness.bank/corporate-overview/corporate-governance/default.aspx. The Corporation intends to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and persons performing similar functions, by posting such information to the Corporation’s website.
(d)
Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(e)
Delinquent Section 16(a) Reports. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
(f)
Insider Trading Policy. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “No-Hedging and No-Pledging Provisions” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the captions "Executive Compensation", "Director Compensation," "Compensation Discussion and Analysis," "Potential Payments upon Termination or Change in Control," "Equity Award Grant Policies," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “Principal Shareholders” is incorporated herein by reference.

The following table provides information as of December 31, 2024 regarding shares outstanding and available for issuance under our existing compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by shareholders	162,151	39.17	481,535
Equity compensation plans not approved by shareholders	—	—	—
Total	162,151	39.17	481,535

(1)
Includes the following type of awards: options - 0 shares; RSUs - 80,161 shares; PRSUs prior to 2024 assuming maximum performance - 64,720; PRSUs in 2024 assuming target performance - 17,270 shares. All shares subject to RSUs issued under the 2019 Equity Incentive Plan.
(2)
The weighted average exercise price does not take into account awards of RSUs or PRSUs which do not have an exercise price.
(3)
Includes the number of shares remaining available for future issuance under the following plans: Employee Stock Purchase Plan - 226,806 shares: and Equity Incentive Plan - 254,729 shares (assuming maximum performance is achieved under PRSU awards).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2025 under the caption “Miscellaneous” is incorporated herein by reference.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 26, 2012)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on February 28, 2024)

10.2*	Form of Executive Change-in-Control and Severance Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on February 24, 2021)

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

19	Insider Trading Policy (filed herewith)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	Executive Officer Compensation Recovery Policy (filed herewith)

101

The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (vi) the Notes to Consolidated Financial Statements

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

Signatures

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 26, 2025	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer and Director	February 26, 2025
Corey A. Chambas	(principal executive officer)

/s/ Brian D. Spielmann	Chief Financial Officer	February 26, 2025
Brian D. Spielmann	(principal financial officer)

/s/ Kevin D. Crampton	Chief Accounting Officer	February 26, 2025
Kevin D. Crampton	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 26, 2025
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 26, 2025
Laurie S. Benson

/s/ Carla C. Chavarria	Director	February 26, 2025
Carla C. Chavarria

/s/ Ralph R. Kauten	Director	February 26, 2025
Ralph R. Kauten

/s/ W. Kent Lorenz	Director	February 26, 2025
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 26, 2025
Daniel P. Olszewski