Form 10-Q
period 2025-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2025-07-25
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 21, 2025 was 8,323,470 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$50,688	$29,495
Short-term investments	72,520	128,207
Cash and cash equivalents	123,208	157,702
Securities available-for-sale, at fair value	382,365	341,392
Securities held-to-maturity, at amortized cost	5,714	6,741
Loans held for sale	12,415	13,498
Loans and leases receivable, net of allowance for credit losses of $36,861 and $35,785, respectively	3,214,064	3,077,343
Premises and equipment, net	5,063	5,227
Repossessed assets	31	51
Right-of-use assets, net	5,713	5,702
Bank-owned life insurance	82,761	57,210
Federal Home Loan Bank stock, at cost	10,027	11,616
Goodwill and other intangible assets	12,049	11,912
Derivatives	40,814	65,762
Accrued interest receivable and other assets	108,501	99,059
Total assets	$4,002,725	$3,853,215
Liabilities and Stockholders’ Equity
Deposits	$3,305,222	$3,107,140
Federal Home Loan Bank advances and other borrowings	276,131	320,049
Lease liabilities	7,887	7,926
Derivatives	41,228	57,068
Accrued interest payable and other liabilities	27,462	32,443
Total liabilities	3,657,930	3,524,626
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at June 30, 2025 and December 31, 2024	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,490,837 and 9,433,637 shares issued, 8,323,470 and 8,293,928 shares outstanding at June 30, 2025 and December 31, 2024, respectively	96	95
Additional paid-in capital	95,193	93,545
Retained earnings	283,077	265,778
Accumulated other comprehensive loss	(12,804)	(11,425)
Treasury stock, 1,167,367 and 1,139,709 shares at June 30, 2025 and December 31, 2024, respectively, at cost	(32,759)	(31,396)
Total stockholders’ equity	344,795	328,589
Total liabilities and stockholders’ equity	$4,002,725	$3,853,215

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$56,621	$53,892	$111,895	$105,441
Securities	3,783	3,053	7,187	5,847
Short-term investments	878	965	1,730	2,405
Total interest income	61,282	57,910	120,812	113,693
Interest expense
Deposits	24,257	24,676	47,273	48,512
Federal Home Loan Bank advances and other borrowings	3,241	2,694	6,497	5,130
Total interest expense	27,498	27,370	53,770	53,642
Net interest income	33,784	30,540	67,042	60,051
Provision for credit losses	2,701	1,713	5,360	4,039
Net interest income after provision for credit losses	31,083	28,827	61,682	56,012
Non-interest income
Private wealth management service fees	3,748	3,461	7,240	6,571
Gain on sale of Small Business Administration loans	397	349	1,360	544
Service charges on deposits	1,103	951	2,152	1,890
Loan fees	424	826	812	1,674
Increase in cash surrender value of bank-owned life insurance	615	403	1,051	815
Net loss on sale of securities	—	—	—	(8)
Swap fees	170	157	283	355
Other non-interest income	798	1,278	1,936	2,341
Total non-interest income	7,255	7,425	14,834	14,182
Non-interest expense
Compensation	16,534	16,215	33,281	32,372
Occupancy	564	593	1,155	1,200
Professional fees	1,487	1,472	2,946	3,043
Data processing	1,368	1,182	2,450	2,200
Marketing	1,062	850	2,030	1,669
Equipment	335	335	711	680
Computer software	1,656	1,555	3,259	2,973
FDIC insurance	834	612	1,614	1,222
Other non-interest expense	1,128	1,065	2,241	1,863
Total non-interest expense	24,968	23,879	49,687	47,222
Income before income tax expense	13,370	12,373	26,829	22,972
Income tax expense	1,948	1,917	4,236	3,668
Net income	11,422	10,456	22,593	19,304
Preferred stock dividend	219	219	438	438
Net income available to common shareholders	$11,203	$10,237	$22,155	$18,866
Earnings per common share
Basic	$1.35	$1.23	$2.66	$2.26
Diluted	1.35	1.23	2.66	2.26
Dividends declared per share	0.29	0.25	0.58	0.50

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net income	$11,422	$10,456	$22,593	$19,304
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	2,534	(644)	7,219	(3,505)
Reclassification adjustment for net loss realized in net income	—	—	—	8
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	1	—	1	1
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(3,206)	382	(9,108)	5,304
Income tax benefit (expense)	238	(506)	509	(1,035)
Total other comprehensive (loss) income	(433)	(768)	(1,379)	773
Comprehensive income	$10,989	$9,688	$21,214	$20,077

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2023	8,314,778	$11,992	$95	$90,616	$230,728	$(13,717)	$(30,126)	$289,588
Net income	—	—	—	—	8,848	—	—	8,848
Other comprehensive income	—	—	—	—	—	1,541	—	1,541
Share-based compensation - restricted shares and employee stock purchase plan	6,940	—	—	665	—	—	—	665
Issuance of common stock under the employee stock purchase plan	913	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,087)	—	—	(2,087)
Treasury stock purchased	(16,058)	—	—	—	—	—	(579)	(579)
Balance at March 31, 2024	8,306,573	$11,992	$95	$91,312	$237,270	$(12,176)	$(30,705)	$297,788
Net income	—	—	—	—	10,456	—	—	10,456
Other comprehensive loss	—	—	—	—	—	(768)	—	(768)
Share-based compensation - restricted shares and employee stock purchase plan	6,494	—	—	624	—	—	—	624
Issuance of common stock under the employee stock purchase plan	949	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,076)	—	—	(2,076)
Treasury stock purchased	(19,427)	—	—	—	—	—	(666)	(666)
Balance at June 30, 2024	8,294,589	$11,992	$95	$91,967	$245,431	$(12,944)	$(31,371)	$305,170

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589
Net income	—	—	—	—	11,171	—	—	11,171
Other comprehensive income	—	—	—	—	—	(946)	—	(946)
Share-based compensation - restricted shares and employee stock purchase plan	21,914	—	1	650	—	—	—	651
Issuance of common stock under the employee stock purchase plan	841	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,442)	—	—	(2,442)
Treasury stock purchased	(14,716)	—	—	—	—	—	(777)	(777)
Balance at March 31, 2025	8,301,967	$11,992	$96	$94,231	$274,288	$(12,371)	$(32,173)	$336,063
Net income	—	—	—	—	11,422	—	—	11,422
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)
Share-based compensation - restricted shares and employee stock purchase plan	33,654	—	—	926	—	—	—	926
Issuance of common stock under the employee stock purchase plan	791	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,414)	—	—	(2,414)
Treasury stock purchased	(12,942)	—	—	—	—	—	(586)	(586)
Balance at June 30, 2025	8,323,470	$11,992	$96	$95,193	$283,077	$(12,804)	$(32,759)	$344,795

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
	(In Thousands)
Operating activities
Net income	$22,593	$19,304
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	735	565
Provision for credit losses	5,360	4,039
Depreciation, amortization and accretion, net	1,821	1,770
Share-based compensation	1,577	1,289
Net loss on disposal of fixed assets	—	10
Net loss on sale of securities	—	8
Net loss on sale of tax credit investments	60	—
Amortization of tax credit investments	3,057	2,592
Bank-owned life insurance policy income	(1,051)	(815)
Origination of loans for sale	(88,044)	(66,160)
Sale of loans originated for sale	90,487	64,786
Gain on sale of loans originated for sale	(1,360)	(544)
Net (gain) loss on repossessed assets	(4)	151
Return on investment in limited partnerships	834	1,386
Excess tax benefit from share-based compensation	229	167
Net payments on operating lease liabilities	(784)	(771)
Net increase in accrued interest receivable and other assets	14,494	761
Net decrease in accrued interest payable and other liabilities	(22,858)	(6,805)
Net cash provided by operating activities	27,146	21,733
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	26,885	35,410
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,022	1,415
Proceeds from sale of available-for-sale securities	—	7,533
Purchases of available-for-sale securities	(60,690)	(58,344)
Proceeds from sale of repossessed assets	24	18
Net increase in loans and leases	(142,215)	(137,217)
Investments in limited partnerships	(1,472)	(650)
Returns of investments in limited partnerships	712	—
Investment in tax credit investments	(12,673)	(8,123)
Distributions from tax credit investments	26	130
Proceeds from sale of tax credit investments	2,483	731
Investment in Federal Home Loan Bank stock	(19,910)	(8,529)
Proceeds from the sale of Federal Home Loan Bank stock	21,499	8,670
Purchases of leasehold improvements and equipment, net	(410)	(796)
Proceeds from sale of leasehold improvements and equipment	—	30
Purchases of bank owned life insurance policies	(24,500)	—
Net cash used in investing activities	(209,219)	(159,722)
Financing activities
Net increase (decrease) in deposits	198,082	88,404
Repayment of Federal Home Loan Bank advances	(966,377)	(483,250)
Proceeds from Federal Home Loan Bank advances	922,412	480,100
Net increase in long-term borrowed funds	47	89
Cash dividends paid	(4,856)	(4,163)
Preferred stock dividends paid	(438)	(438)
Proceeds from issuance of common stock under ESPP	72	62
Purchase of treasury stock	(1,363)	(1,245)
Net cash provided by financing activities	147,579	79,559
Net decrease in cash and cash equivalents	(34,494)	(58,430)
Cash and cash equivalents at the beginning of the period	157,702	139,510
Cash and cash equivalents at the end of the period	$123,208	$81,080
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$53,908	$53,213
Net income taxes paid	381	396
Non-cash investing and financing activities:
Transfer of repossessed assets to loans	—	23

See accompanying Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of June 30, 2025, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).

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

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$11,422	$10,456	$22,593	$19,304
Less: preferred stock dividends	219	219	438	438
Less: earnings allocated to participating securities	207	234	443	422
Basic earnings allocated to common shareholders	$10,996	$10,003	$21,712	$18,444
Weighted-average common shares outstanding, excluding participating securities	8,141,159	8,113,246	8,149,600	8,154,445
Basic earnings per common share	$1.35	$1.23	$2.66	$2.26
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$10,996	$10,003	$21,712	$18,444
Weighted-average diluted common shares outstanding, excluding participating securities	8,141,159	8,113,246	8,149,600	8,154,445
Diluted earnings per common share	$1.35	$1.23	$2.66	$2.26

Note 3 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2025, 192,647 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Common Equity (“ROACE”), as defined in the respective agreements, and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROACE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROACE metric will be adjusted if there is a change in the expectation of ROAE or ROACE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted and are amortized utilizing the fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2024 and the six months ended June 30, 2025 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2023	71,951	$28.53	56,155	$35.70	56,987	$33.97	185,093	$32.38
Granted (1)	—	—	27,614	34.76	65,717	30.43	93,331	31.71
Vested	(35,131)	26.86	(34,139)	25.43	(33,716)	21.25	(102,986)	24.57
Forfeited	(7,924)	29.75	—	—	(8,827)	36.25	(16,751)	33.18
Nonvested balance as of December 31, 2024	28,896	30.09	49,630	42.24	80,161	36.04	158,687	36.77
Granted (1)	—	—	12,195	63.61	43,274	51.40	55,469	53.72
Vested	(19,687)	28.61	(15,825)	42.70	(31,350)	37.49	(66,862)	37.21
Forfeited	(904)	33.60	—	—	(1,118)	40.72	(2,022)	39.81
Nonvested balance as of June 30, 2025	8,305	$33.72	46,000	$46.89	90,967	$43.07	145,272	$43.65
Unrecognized compensation cost (in thousands)	$182		$1,207		$3,207		$4,596
Weighted average remaining recognition period (in years)	0.68		1.99		2.34		2.27
(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the six months ended June 30, 2025, an additional 13,427 were issued related to actual performance results of previously granted awards.

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

During the six months ended June 30, 2025 and 2024, the Corporation issued 1,632 and 1,862, respectively, shares of common stock under the ESPP. As of June 30, 2025, and 2024, 225,174 and 228,776, respectively, shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Share-based compensation expense	$926	$624	$1,577	$1,289

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,992	$—	$(176)	$4,816
U.S. government agency securities - government-sponsored enterprises	3,500	—	(240)	3,260
Municipal securities	44,327	53	(4,944)	39,436
Residential mortgage-backed securities - government issued	151,909	1,508	(1,885)	151,532
Residential mortgage-backed securities - government-sponsored enterprises	149,453	687	(8,414)	141,726
Commercial mortgage-backed securities - government issued	2,529	—	(370)	2,159
Commercial mortgage-backed securities - government-sponsored enterprises	42,686	43	(3,293)	39,436
	$399,396	$2,291	$(19,322)	$382,365

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,989	$—	$(271)	$4,718
U.S. government agency securities - government-sponsored enterprises	3,500	—	(347)	3,153
Municipal securities	39,997	—	(5,136)	34,861
Residential mortgage-backed securities - government issued	125,571	470	(2,818)	123,223
Residential mortgage-backed securities - government-sponsored enterprises	145,888	234	(11,357)	134,765
Commercial mortgage-backed securities - government issued	2,665	—	(441)	2,224
Commercial mortgage-backed securities - government-sponsored enterprises	43,033	24	(4,609)	38,448
	$365,643	$728	$(24,979)	$341,392

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,397	$—	$(10)	$2,387
Residential mortgage-backed securities - government issued	681	—	(35)	646
Residential mortgage-backed securities - government-sponsored enterprises	634	—	(29)	605
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(39)	1,963
	$5,714	$—	$(113)	$5,601

	As of December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,137	$—	$(38)	$3,099
Residential mortgage-backed securities - government issued	836	—	(48)	788
Residential mortgage-backed securities - government-sponsored enterprises	766	—	(42)	724
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(78)	1,924
	$6,741	$—	$(206)	$6,535

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Administration ("SBA"). Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the three and six months ended June 30, 2025. The Corporation sold no available-for-sale securities during the three months ended June 30, 2024 and five available-for-sale securities during the six months ended June 30, 2024.

At June 30, 2025 and December 31, 2024, securities with a fair value of $40.8 million and $36.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at June 30, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,624	$1,607	$535	$532
Due in one year through five years	17,452	16,596	1,862	1,855
Due in five through ten years	10,188	9,306	—	—
Due in over ten years	23,555	20,003	—	—
	52,819	47,512	2,397	2,387
Residential mortgage-backed securities	301,362	293,258	1,315	1,251
Commercial mortgage-backed securities	45,215	41,595	2,002	1,963
	$399,396	$382,365	$5,714	$5,601

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2025 and December 31, 2024. At June 30, 2025, the Corporation held 170 available-for-sale securities that were in an unrealized loss position, 153 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and six months ended June 30, 2025 and 2024, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,816	$176	$4,816	$176
U.S. government agency securities - government- sponsored enterprises	—	—	3,260	240	3,260	240
Municipal securities	—	—	34,347	4,944	34,347	4,944
Residential mortgage-backed securities - government issued	11,968	66	18,313	1,819	30,281	1,885
Residential mortgage-backed securities - government-sponsored enterprises	25,690	280	68,271	8,134	93,961	8,414
Commercial mortgage-backed securities - government issued	—	—	2,159	370	2,159	370
Commercial mortgage-backed securities - government-sponsored enterprises	11,016	117	27,416	3,176	38,432	3,293
	$48,674	$463	$158,582	$18,859	$207,256	$19,322

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,718	$271	$4,718	$271
U.S. government agency securities - government- sponsored enterprises	—	—	3,153	347	3,153	347
Municipal securities	—	—	34,861	5,136	34,861	5,136
Residential mortgage-backed securities - government issued	40,320	374	18,999	2,444	59,319	2,818
Residential mortgage-backed securities - government-sponsored enterprises	43,907	995	71,103	10,362	115,010	11,357
Commercial mortgage-backed securities - government issued	—	—	2,224	441	2,224	441
Commercial mortgage-backed securities - government-sponsored enterprises	10,717	425	26,751	4,184	37,468	4,609
	$94,944	$1,794	$161,809	$23,185	$256,753	$24,979

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2025 and December 31, 2024. At June 30, 2025, the Corporation held 20 held-to-maturity securities that were in an unrealized loss position, 19 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$459	$1	$1,424	$9	$1,883	$10
Residential mortgage-backed securities - government issued	—	—	646	35	646	35
Residential mortgage-backed securities - government-sponsored enterprises	—	—	605	29	605	29
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,963	39	1,963	39
	$459	$1	$4,638	$112	$5,097	$113

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$454	$5	$2,139	$33	$2,593	$38
Residential mortgage-backed securities - government issued	—	—	788	48	788	48
Residential mortgage-backed securities - government-sponsored enterprises	—	—	724	42	724	42
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,924	78	1,924	78
	$454	$5	$5,575	$201	$6,029	$206

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	June 30, 2025	December 31, 2024
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$262,988	$273,397
Commercial real estate — non-owner occupied	846,990	845,298
Construction	218,840	221,086
Multi-family	573,208	530,853
1-4 family	45,171	46,496
Total commercial real estate	1,947,197	1,917,130
Commercial and industrial	1,259,171	1,151,720
Consumer and other	45,744	45,000
Total gross loans and leases receivable	3,252,112	3,113,850
Less:
Allowance for credit losses	36,861	35,785
Deferred loan fees and costs, net	1,187	722
Loans and leases receivable, net	$3,214,064	$3,077,343

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans. The total principal amount of the guaranteed portions of SBA loans sold during the three months ended June 30, 2025 and 2024, was $3.6 million and $3.5 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the six months ended June 30, 2025 and 2024, was $12.2 million and $5.7 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and six months ended June 30, 2025 and 2024, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans serviced by the Corporation at June 30, 2025, and December 31, 2024, was $82.3 million and $79.4 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended June 30, 2025 and 2024, was $31.1 million and $23.8 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. The total principal amount of transferred participation interests in other, non-SBA originated loans during the six months ended June 30, 2025 and 2024, was $76.9 million and $58.6 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation. The total amount of loan participations purchased on the Corporation's unaudited Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024 were $8.7 million and $5.3 million, respectively. The total outstanding balance of these transferred loans serviced by the Corporation at June 30, 2025 and December 31, 2024, was $392.7 million and $373.1 million, respectively. As of June 30, 2025 and December 31, 2024, the total amount of the Corporation’s retained ownership of these transferred loans was $456.9 million and $423.7 million, respectively. As of June 30, 2025 and December 31, 2024, the non-SBA originated participation portfolio contained no non-accrual loans. The Corporation does not share in the participant’s portion of any potential charge-offs.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$16,450	$21,907	$43,158	$33,122	$32,851	$108,813	$300	$256,601
II	—	—	—	—	—	—	—	—
III	—	2,220	—	—	—	4,167	—	6,387
IV	—	—	—	—	—	—	—	—
Total	$16,450	$24,127	$43,158	$33,122	$32,851	$112,980	$300	$262,988
Commercial real estate — non-owner occupied
Category
I	$16,988	$88,147	$90,481	$87,349	$68,818	$421,194	$40,569	$813,546
II	—	—	—	—	—	19,208	—	19,208
III	—	—	—	—	—	14,236	—	14,236
IV	—	—	—	—	—	—	—	—
Total	$16,988	$88,147	$90,481	$87,349	$68,818	$454,638	$40,569	$846,990
Construction
Category
I	$6,879	$37,410	$109,068	$9,630	$591	$5,092	$35,588	$204,258
II	—	—	—	—	—	—	—	—
III	—	—	—	454	8,155	5,973	—	14,582
IV	—	—	—	—	—	—	—	—
Total	$6,879	$37,410	$109,068	$10,084	$8,746	$11,065	$35,588	$218,840
Multi-family
Category
I	$20,381	$39,725	$109,664	$93,613	$59,051	$228,256	$2,319	$553,009
II	—	—	—	7,360	2,578	1,826	—	11,764
III	—	—	—	—	8,435	—	—	8,435
IV	—	—	—	—	—	—	—	—
Total	$20,381	$39,725	$109,664	$100,973	$70,064	$230,082	$2,319	$573,208
1-4 family
Category
I	$1,113	$15,215	$2,121	$5,069	$2,297	$3,959	$15,397	$45,171
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$1,113	$15,215	$2,121	$5,069	$2,297	$3,959	$15,397	$45,171
Commercial and industrial
Category
I	$130,652	$215,187	$173,374	$65,220	$42,699	$38,702	$433,842	$1,099,676
II	—	13,334	10,719	7,329	1,837	3,360	54,267	90,846
III	648	3,692	6,539	5,012	1,120	4,700	18,305	40,016
IV	120	4,864	3,803	5,784	495	2,415	11,152	28,633
Total	$131,420	$237,077	$194,435	$83,345	$46,151	$49,177	$517,566	$1,259,171
Consumer and other
Category
I	$6,631	$6,507	$4,760	$5,807	$2,556	$13,153	$6,330	$45,744
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,631	$6,507	$4,760	$5,807	$2,556	$13,153	$6,330	$45,744
Total Loans
Category
I	$199,094	$424,098	$532,626	$299,810	$208,863	$819,169	$534,345	$3,018,005
II	—	13,334	10,719	14,689	4,415	24,394	54,267	121,818
III	648	5,912	6,539	5,466	17,710	29,076	18,305	83,656
IV	120	4,864	3,803	5,784	495	2,415	11,152	28,633
Total	$199,862	$448,208	$553,687	$325,749	$231,483	$875,054	$618,069	$3,252,112

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial real estate — owner occupied
Category
I	$26,508	$45,066	$42,849	$34,486	$37,078	$85,405	$447	$271,839
II	—	—	—	—	—	—	—	—
III	750	—	—	—	—	217	—	967
IV	—	—	—	—	—	591	—	591
Total	$27,258	$45,066	$42,849	$34,486	$37,078	$86,213	$447	$273,397
Commercial real estate — non-owner occupied
Category
I	$80,371	$85,651	$89,181	$69,129	$85,238	$340,802	$37,129	$787,501
II	—	—	—	—	2,150	31,720	—	33,870
III	—	638	—	—	—	23,289	—	23,927
IV	—	—	—	—	—	—	—	—
Total	$80,371	$86,289	$89,181	$69,129	$87,388	$395,811	$37,129	$845,298
Construction
Category
I	$36,135	$110,437	$24,302	$1,183	$719	$5,520	$28,205	$206,501
II	—	—	—	—	—	—	—	—
III	—	—	454	8,155	5,713	263	—	14,585
IV	—	—	—	—	—	—	—	—
Total	$36,135	$110,437	$24,756	$9,338	$6,432	$5,783	$28,205	$221,086
Multi-family
Category
I	$40,079	$102,886	$74,753	$66,775	$97,303	$134,331	$2,288	$518,415
II	—	—	7,407	2,584	—	1,043	—	11,034
III	—	—	—	1,404	—	—	—	1,404
IV	—	—	—	—	—	—	—	—
Total	$40,079	$102,886	$82,160	$70,763	$97,303	$135,374	$2,288	$530,853
1-4 family
Category
I	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496
Commercial and industrial
Category
I	$259,976	$216,621	$93,119	$52,066	$23,960	$27,370	$405,499	$1,078,611
II	316	2,700	2,657	—	470	8	7,676	13,827
III	4,205	5,418	3,909	1,379	2,446	3,957	10,192	31,506
IV	536	4,060	6,245	1,038	274	2,519	13,104	27,776
Total	$265,033	$228,799	$105,930	$54,483	$27,150	$33,854	$436,471	$1,151,720
Consumer and other
Category
I	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000
II	—	—	—	—	—	—	—	—
III	—	—	—	—	—	—	—	—
IV	—	—	—	—	—	—	—	—
Total	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000
Total Loans
Category
I	$465,244	$570,105	$338,625	$228,739	$257,574	$599,491	$494,585	$2,954,363
II	316	2,700	10,064	2,584	2,620	32,771	7,676	58,731
III	4,955	6,056	4,363	10,938	8,159	27,726	10,192	72,389
IV	536	4,060	6,245	1,038	274	3,110	13,104	28,367
Total	$471,051	$582,921	$359,297	$243,299	$268,627	$663,098	$525,557	$3,113,850

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$262,988	$262,988
Non-owner occupied	—	—	—	—	846,990	846,990
Construction	—	—	—	—	218,840	218,840
Multi-family	—	—	—	—	573,208	573,208
1-4 family	—	—	—	—	45,171	45,171
Commercial and industrial	2,301	960	16,759	20,020	1,239,151	1,259,171
Consumer and other	—	—	—	—	45,744	45,744
Total	$2,301	$960	$16,759	$20,020	$3,232,092	$3,252,112
Percent of portfolio	0.07%	0.03%	0.52%	0.62%	99.38%	100.00%

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$1,102	$—	$—	$1,102	$272,295	$273,397
Non-owner occupied	—	—	—	—	845,298	845,298
Construction	14,321	263	—	14,584	206,502	221,086
Multi-family	—	—	—	—	530,853	530,853
1-4 family	—	—	—	—	46,496	46,496
Commercial and industrial	5,405	1,072	18,984	25,461	1,126,259	1,151,720
Consumer and other	—	10	—	10	44,990	45,000
Total	$20,828	$1,345	$18,984	$41,157	$3,072,693	$3,113,850
Percent of portfolio	0.67%	0.04%	0.61%	1.32%	98.68%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

June 30, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	—	—
Commercial and industrial	15,148	13,485	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$15,148	$13,485	$—

	December 31, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$591	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	591	—
Commercial and industrial	13,125	14,651	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$13,125	$15,242	$—

	June 30, 2025	December 31, 2024
Total non-accrual loans and leases to gross loans and leases	0.88%	0.91%
Allowance for credit losses to gross loans and leases	1.18	1.20
Allowance for credit losses to non-accrual loans and leases	133.45	131.38

The following table presents the amortized cost basis of the non-accrual, collateral-dependent loans as of:

	June 30, 2025	December 31, 2024
	(In Thousands)
Equipment	$17,050	$12,178
Real Estate	5,108	7,724
Accounts Receivable	6,113	6,570
Other	507	2,053
Total	$28,778	$28,525

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	311	6,195	6,506	0.52
Total	$—	$—	$—	$311	$6,195	$6,506	0.20%

	For the Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$5,901	$—	$—	$—	$5,901	0.33%
Commercial and industrial	—	1,161	500	—	—	1,661	0.14
Total	$—	$7,062	$500	$—	$—	$7,562	0.25%

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

For the Six Months Ended June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
(Dollars in Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Total	$—	$—	$—	$—

	For the Six Months Ended June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
	(Dollars in Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	158	—	670	828
Total	$158	$—	$670	$828

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.00
Commercial and industrial	—	2.25	0.50	0.50
Total	$—	2.25%	0.50	0.50

	For the Six Months Ended June 30, 2024
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.75
Commercial and industrial	—	0.00	1.01	0.76
Total	$—	0.00%	1.01	1.51

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2025 and 2024 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

	For the Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
	(In Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	397	—
Total	$—	$—	$397	$—

	For the Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
	(In Thousands)
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	238	—	—
Total	$—	$238	$—	$—

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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2024, the Corporation selected a forecast which estimates unemployment between 4.12% and 4.20% and GDP growth change between 1.85% and 2.65% over the next four quarters. As of June 30, 2025, the Corporation selected a forecast which estimates unemployment between 4.28% and 4.65% and GDP growth change between 0.91% and 1.34% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,682	$6,017	$2,491	$5,473	$494	$19,946	$412	$36,515
Charge-offs	—	—	—	—	—	(1,338)	—	(1,338)
Recoveries	—	—	—	—	7	325	—	332
Net recoveries (charge-offs)	—	—	—	—	7	(1,013)	—	(1,006)
Provision for credit losses	3	313	(24)	586	(72)	1,903	(8)	2,701
Ending balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Components:
Allowance for credit losses on loans	$1,675	$6,281	$1,882	$6,037	$401	$20,222	$363	$36,861
Allowance for credit losses on unfunded credit commitments	10	49	585	22	28	614	41	1,349
Total ACL	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210

	As of and for the Three Months Ended June 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,576	$6,202	$2,537	$3,599	$312	$19,914	$489	$34,629
Charge-offs	—	—	—	—	—	(1,583)	—	(1,583)
Recoveries	—	—	—	—	5	165	21	191
Net recoveries (charge-offs)	—	—	—	—	5	(1,418)	21	(1,392)
Provision for credit losses	(45)	213	508	153	144	784	(44)	1,713
Ending balance	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950
Components:
Allowance for credit losses on loans	$1,519	$6,374	$1,963	$3,723	$425	$18,671	$413	$33,088
Allowance for credit losses on unfunded credit commitments	12	41	1,082	29	36	609	53	1,862
Total ACL	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950

	As of and for the Six Months Ended June 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(5,138)	(10)	(5,148)
Recoveries	2	—	—	—	13	715	—	730
Net recoveries (charge-offs)	2	—	—	—	13	(4,423)	(10)	(4,418)
Provision for credit losses	54	438	(359)	1,446	(107)	3,789	99	5,360
Ending balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Components:
Allowance for credit losses on loans	$1,675	$6,281	$1,882	$6,037	$401	$20,222	$363	$36,861
Allowance for credit losses on unfunded credit commitments	10	49	585	22	28	614	41	1,349
Total ACL	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210

	As of and for the Six Months Ended June 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(2,482)	(22)	(2,504)
Recoveries	1	—	—	—	115	281	21	418
Net recoveries (charge-offs)	1	—	—	—	115	(2,201)	(1)	(2,086)
Provision for credit losses	(10)	779	920	181	80	2,073	16	4,039
Ending balance	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950
Components:
Allowance for credit losses on loans	$1,519	$6,374	$1,963	$3,723	$425	$18,671	$413	$33,088
Allowance for credit losses on unfunded credit commitments	12	41	1,082	29	36	609	53	1,862
Total ACL	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at June 30, 2025 and December 31, 2024. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of June 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,675	$6,281	$1,882	$6,037	$401	$14,046	$363	$30,685
Individually evaluated for credit loss	—	—	—	—	—	6,176	—	6,176
Total	$1,675	$6,281	$1,882	$6,037	$401	$20,222	$363	$36,861
Loans and lease receivables:
Collectively evaluated for credit losses	$262,988	$846,990	$218,840	$573,208	$45,171	$1,230,538	$45,744	$3,223,479
Individually evaluated for credit loss	—	—	—	—	—	28,633	—	28,633
Total	$262,988	$846,990	$218,840	$573,208	$45,171	$1,259,171	$45,744	$3,252,112

	As of December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,615	$5,843	$2,022	$4,597	$492	$12,016	$282	$26,867
Individually evaluated for credit loss	—	—	—	—	—	8,918	—	8,918
Total	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Loans and lease receivables:
Collectively evaluated for credit losses	$272,806	$845,298	$221,086	$530,853	$46,496	$1,123,944	$45,000	$3,085,483
Individually evaluated for credit loss	591	—	—	—	—	27,776	—	28,367
Total	$273,397	$845,298	$221,086	$530,853	$46,496	$1,151,720	$45,000	$3,113,850

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

The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Operating lease cost	$326	$338	$670	$695
Short-term lease cost	83	38	137	75
Variable lease cost	134	146	275	287
Total lease cost, net	$543	$522	$1,082	$1,057

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.43	6.93
Weighted-average discount rate	3.40%	3.37%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2025	$792
2026	1,580
2027	1,604
2028	1,251
2029	932
Thereafter	2,843
Total undiscounted cash flows	9,002
Discount on cash flows	(1,115)
Total lease liability	$7,887

Note 7 — Other Assets

A summary of accrued interest receivable and other assets was as follows:

	June 30, 2025	December 31, 2024
	(In Thousands)
Accrued interest receivable	$13,099	$12,879
Net deferred tax asset	12,354	12,599
Investment in historic development entities	2,265	4,133
Investment in low-income housing development entities	49,179	40,259
Investment in limited partnerships	14,800	14,680
Prepaid expenses	5,771	4,221
Other assets	11,033	10,288
Total accrued interest receivable and other assets	$108,501	$99,059

For the six months ended June 30, 2025 and 2024, the Corporation amortized tax credit investments of $3.1 million and $2.6 million respectively, and recognized tax credits and other benefits for the six months ended June 30, 2025 and 2024 of $3.9 million and $3.3 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	June 30, 2025		December 31, 2024
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$396,448	$412,449	$436,111	$441,313
Interest-bearing transaction accounts	1,047,434	956,589	965,637	884,321
Money market accounts	833,684	826,695	809,695	815,603
Certificates of deposit	255,533	184,065	184,986	237,228
Wholesale deposits	772,123	734,310	710,711	515,196
Total deposits	$3,305,222	$3,114,108	$3,107,140	$2,893,661

A summary of annual maturities of core and wholesale certificates of deposit at June 30, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$493,518
2026	185,481
2027	122,002
2028	29,440
2029	18,462
Thereafter	8,780
$857,683

Wholesale deposits include $601.8 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at June 30, 2025, compared to $515.6 million and $195.1 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2024. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included above. As of June 30, 2025, the notional amount of derivatives designated as cash flow hedges totaled $456.3 million with a weighted average remaining maturity of 3.50 years and a weighted average rate of 3.72%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $108.5 million at June 30, 2025 and $67.3 million at December 31, 2024.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	June 30, 2025			December 31, 2024
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
Federal funds purchased	$—	$—	—%	$—	$2	38.40%
FHLB advances	221,385	294,930	3.21	265,350	282,437	2.73
Line of credit	—	—	—	—	1,229	8.03
Other borrowings	—	8	—	10	8	—
Subordinated notes and debentures	54,746	54,713	6.43	54,689	49,833	6.36
	$276,131	$349,651	3.72	$320,049	$333,509	3.30

A summary of annual maturities of borrowings at June 30, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$83,400
2026	65,000
2027	10,000
2028	10,450
2029	24,560
Thereafter	82,721
$276,131

The Corporation has entered into derivative contracts hedging a portion of the borrowings included above. As of June 30, 2025, the notional amount of derivatives designated as cash flow hedges totaled $58.4 million with a weighted average remaining maturity of 2.17 years and a weighted average rate of 2.20%.

As of June 30, 2025 and December 31, 2024, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 12, 2025, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 18, 2026.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2025, the Board of Directors declared an aggregate preferred stock dividend of $219,000 and $438,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $507,000 and $645,000 at June 30, 2025 and December 31, 2024, respectively, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Balance at the beginning of the period	$566	$1,081	$645	$955
SBA recourse (benefit) expense	(59)	(9)	(59)	117
Charge-offs, net	—	(166)	(79)	(166)
Balance at the end of the period	$507	$906	$507	$906

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,816	$—	$4,816
U.S. government agency securities - government-sponsored enterprises	—	3,260	—	3,260
Municipal securities	—	39,436	—	39,436
Residential mortgage-backed securities - government issued	—	151,532	—	151,532
Residential mortgage-backed securities - government- sponsored enterprises	—	141,726	—	141,726
Commercial mortgage-backed securities - government issued	—	2,159	—	2,159
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,436	—	39,436
Interest rate swaps	—	40,814	—	40,814
Liabilities:
Interest rate swaps	—	41,228	—	41,228

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,718	$—	$4,718
U.S. government agency securities - government-sponsored enterprises	—	3,153	—	3,153
Municipal securities	—	34,861	—	34,861
Residential mortgage-backed securities - government issued	—	123,223	—	123,223
Residential mortgage-backed securities - government- sponsored enterprises	—	134,765	—	134,765
Commercial mortgage-backed securities - government issued	—	2,224	—	2,224
Commercial mortgage-backed securities - government- sponsored enterprises	—	38,448	—	38,448
Interest rate swaps	—	65,762	—	65,762
Liabilities:
Interest rate swaps	—	57,068	—	57,068

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2025 or the year ended December 31, 2024 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,632	$7,632
Repossessed assets	—	—	31	31
Loan servicing rights	—	—	1,382	1,382

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,506	$7,506
Repossessed assets	—	—	51	51
Loan servicing rights	—	—	1,245	1,245

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $7.6 million and $7.5 million at June 30, 2025 and December 31, 2024, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 10% - 100% as of the measurement date of June 30, 2025. The weighted average of those unobservable inputs was 37%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$123,208	$123,208	$123,208	$—	$—
Securities available-for-sale	382,365	382,365	—	382,365	—
Securities held-to-maturity	5,714	5,601	—	5,601	—
Loans held for sale	12,415	13,408	—	13,408	—
Loans and lease receivables, net	3,214,064	3,182,188	—	—	3,182,188
Federal Home Loan Bank stock	10,027	N/A	N/A	N/A	N/A
Accrued interest receivable	13,099	13,099	13,099	—	—
Interest rate swaps	40,814	40,814	—	40,814	—
Financial liabilities:
Deposits	3,305,222	3,304,557	2,476,299	828,258	—
Federal Home Loan Bank advances and other borrowings	276,131	274,233	—	274,233	—
Accrued interest payable	10,037	10,037	10,037	—	—
Interest rate swaps	41,228	41,228	—	41,228	—
Off-balance sheet items:
Standby letters of credit	166	166	—	—	166

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$157,702	$157,702	$157,702	$—	$—
Securities available-for-sale	341,392	341,392	—	341,392	—
Securities held-to-maturity	6,741	6,535	—	6,535	—
Loans held for sale	13,498	14,577	—	14,577	—
Loans and lease receivables, net	3,077,343	3,049,890	—	—	3,049,890
Federal Home Loan Bank stock	11,616	N/A	N/A	N/A	N/A
Accrued interest receivable	12,879	12,879	12,879	—	—
Interest rate swaps	65,762	65,762	—	65,762	—
Financial liabilities:
Deposits	3,107,140	3,107,068	2,406,532	700,536	—
Federal Home Loan Bank advances and other borrowings	320,049	314,175	—	314,175	—
Accrued interest payable	10,175	10,175	10,175	—	—
Interest rate swaps	57,068	57,068	—	57,068	—
Off-balance sheet items:
Standby letters of credit	209	209	—	—	209

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of June 30, 2025 and December 31, 2024, the credit valuation allowance was $116,000 and $149,000, respectively.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $38.5 million and gross derivative liability of $9.0 million as of June 30, 2025.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2025 and 2024 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $3.1 million and $8.9 million was recognized in other comprehensive income for the three and six months ended June 30, 2025, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized gain of $300,000 and $5.1 million was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $79,000 and $243,000 was recognized in other comprehensive income for the three and six months ended June 30, 2025, respectively, and there was no ineffective portion of the hedges. A pre-tax unrealized gain of $82,000 and $223,000 was recognized in other comprehensive income for the three and six months ended June 30, 2024, respectively, and there was no ineffective portion of the hedges.

	As of June 30, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	40	$484,507	4.04	$9,048
Interest rate swap agreements on loans with third-party counterparties	110	1,074,531	4.62	29,466
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.78	$771
Interest rate swap related to wholesale funding	5	58,400	2.17	1,529
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	70	$590,024	5.10	$38,514
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	45	$456,255	3.50	$2,714

	As of December 31, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	20	$232,488	4.55	$2,015
Interest rate swap agreements on loans with third-party counter parties	106	1,022,365	5.24	54,544
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	7.28	$1,014
Interest rate swap related to wholesale funding	36	384,655	3.95	8,189
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	86	$789,877	5.44	$56,559
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	10	$100,000	1.55	$509

Note 14 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its capital and liquidity action plans, which are designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

As of June 30, 2025, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$440,159	12.25%	$287,404	8.00%	$377,218	10.50%	N/A	N/A
First Business Bank	438,071	12.19	287,547	8.00	377,405	10.50	$359,434	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$347,033	9.66%	$215,553	6.00%	$305,367	8.50%	N/A	N/A
First Business Bank	399,691	11.12	215,660	6.00	305,518	8.50	$287,547	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$335,041	9.33%	$161,665	4.50%	$251,479	7.00%	N/A	N/A
First Business Bank	399,691	11.12	161,745	4.50	251,603	7.00	$233,632	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$347,033	8.82%	$157,470	4.00%	$157,470	4.00%	N/A	N/A
First Business Bank	399,691	10.16	157,369	4.00	157,369	4.00	$196,711	5.00%

	As of December 31, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$421,639	12.08%	$279,330	8.00%	$366,621	10.50%	N/A	N/A
First Business Bank	417,965	11.97	279,342	8.00	366,636	10.50	$349,177	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$329,796	9.45%	$209,498	6.00%	$296,788	8.50%	N/A	N/A
First Business Bank	380,811	10.91	209,506	6.00	296,801	8.50	$279,342	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$317,804	9.10%	$157,123	4.50%	$244,414	7.00%	N/A	N/A
First Business Bank	380,811	10.91	157,130	4.50	244,424	7.00	$226,965	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$329,796	8.78%	$150,256	4.00%	$150,256	4.00%	N/A	N/A
First Business Bank	380,811	10.17	150,207	4.00	150,207	4.00	$187,759	5.00%

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

	As of and for the Six Months Ended June 30,
	2025	2024
	(In Thousands)
Interest income	$120,812	$113,693
Reconciliation of revenue
Other revenues	14,834	14,182
Total consolidated revenues	135,646	127,875
Less: interest expense	53,770	53,642
Segment net interest and non-interest income	81,876	74,233
Less:
Provision for credit losses	5,360	4,039
Compensation expense	33,281	32,372
Other segment items	16,406	14,850
Income tax expense	4,236	3,668
Segment and consolidated net income	$22,593	$19,304

Other segment disclosures:
Interest income	$120,812	$113,693
Interest expense	53,770	53,642
Depreciation, amortization, and accretion	1,821	1,770
Other significant noncash item:
Provision for credit losses	5,360	4,039
Segment assets	4,002,725	3,853,215
Expenses for segment assets	49,687	47,222

Reconciliation of assets:
Total assets for reportable segments	$4,002,725	$3,853,215
Other assets	—	—
Total consolidated assets	$4,002,725	$3,853,215

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

Financial Performance Summary

Results as of and for the three and six months ended June 30, 2025 include:

•
Net income available to common shareholders totaled $11.2 million, or diluted earnings per share of $1.35, for the three months ended June 30, 2025, compared to $10.2 million, or diluted earnings per share of $1.23, for the same period in 2024. Net income available to common shareholders totaled $22.2 million, or diluted earnings per share of $2.66, for the six months ended June 30, 2025, compared to $18.9 million, or diluted earnings per share of $2.26, for the same period in 2024.
•
Annualized return on average assets (“ROAA”) for the three months ended June 30, 2025 measured 1.14% compared to 1.14% for the same period in 2024. Annualized ROAA for the six months ended June 30, 2025 measured 1.14% compared to 1.06% for the same period in 2024.
•
Return on average tangible common equity (“ROATCE”) is defined as net income available to common shareholders divided by average equity less average intangible assets and average preferred stock. ROATCE was 14.17% for the three months ended June 30, 2025, compared to 14.73% for the same period in 2024. ROATCE was 14.15% for the six months ended June 30, 2025, compared to 13.77% for the same period in 2024.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, for the three months ended June 30, 2025 was $16.0 million, compared to $14.1 million in the same period in 2024. PTPP for the six months ended June 30, 2025 was $32.2 million, compared to $27.3 million in the same period in 2024.
•
Fees in lieu of interest ("FILOI"), defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $1.7 million for the three months ended June 30, 2025, compared to $1.3 million for the same period in 2024. FILOI totaled $3.7 million for the six months ended June 30, 2025, compared to $2.1 million for the same period in 2024.
•
Net interest margin was 3.67% for the three months ended June 30, 2025 compared to 3.65% for the same period in 2024. Adjusted net interest margin, which excludes the impact of FILOI, and other recurring, but volatile, components of net interest margin, was 3.47% for the three months ended June 30, 2025, compared to 3.46% for the same period in 2024. Net interest margin was 3.68% for the six months ended June 30, 2025 compared to 3.62% for the same period in 2024. Adjusted net interest margin, which excludes the impact of FILOI, and other recurring, but volatile, components of net interest margin, was 3.47% for the three months ended June 30, 2025, compared to 3.45% for the same period in 2024.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $41.0 million for the three months ended June 30, 2025, compared to $38.0 million in the same period in 2024. Top line revenue totaled $81.9 million for the six months ended June 30, 2025, compared to $74.2 million in the same period in 2024.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 15.8% for the six months ended June 30, 2025 compared to 16.0% for the same period in 2024.
•
Provision for credit losses was $2.7 million for the three months ended June 30, 2025 compared to $1.7 million for the same period in 2024. Provision for credit losses was $5.4 million for the six months ended June 30, 2025 compared to $4.0 million for the same period in 2024.
•
Total assets at June 30, 2025 increased $149.5 million, or 7.8% annualized, to $4.003 billion from $3.853 billion at December 31, 2024.
•
Period-end gross loans and leases receivable increased $138.3 million, or 8.9% annualized, to $3.252 billion as of June 30, 2025 compared to $3.114 billion as of December 31, 2024. Average gross loans and leases of $3.213 billion increased $287.8 million, or 9.8%, for the six months ended June 30, 2025, compared to $2.925 billion for the same period in 2024.
•
Non-performing assets were $28.7 million and 0.72% of total assets as of June 30, 2025, compared to $28.4 million and 0.74% of total assets as of December 31, 2024.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $943,000 compared to December 31, 2024. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.18% of total loans, compared to 1.20% at December 31, 2024.
•
Period-end core deposits at June 30, 2025 increased $136.7 million, or 11.4% annualized, to $2.533 billion from $2.396 billion as of December 31, 2024. Average core deposits of $2.380 billion increased $19.0 million or 0.8%, for the six months ended June 30, 2025, compared to $2.361 billion for the same period in 2024.
•
Private wealth and trust assets under management and administration increased by $312.0 million, or 18.2% annualized, to $3.731 billion at June 30, 2025, compared to $3.419 billion at December 31, 2024. Private wealth trust assets under management and administration increased $482.0 million, or 14.8%, compared to the same period in 2024.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $3.1 million, or 8.1%, for the three months ended June 30, 2025, compared to the same period in 2024, due to a 10.6% increase in net interest income, offset by a 2.3% decrease in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding, offset by a decrease in FILOI. The decrease in non-interest income was due to a decrease in the gains on sale of SBA loans and a decrease in income from Small Business Investment Company ("SBIC") funds, partially offset by an increase in private wealth fee income.

Top line revenue increased $7.6 million, or 10.3%, for the six months ended June 30, 2025, compared to the same period in 2024, due to an 11.6% increase in net interest income and a 4.6% increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding as well as an increase in FILOI. The increase in non-interest income was due to increases in gains on the sale of SBA loans and private wealth fee income, partially offset by decreases in loan fees and income from SBIC funds.

The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$33,784	$30,540	$3,244	10.6%	$67,042	$60,051	$6,991	11.6%
Non-interest income	7,255	7,425	(170)	(2.3)	14,834	14,182	652	4.6
Top line revenue	$41,039	$37,965	$3,074	8.1	$81,876	$74,233	$7,643	10.3

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Tangible Common Equity (“ROATCE”)

ROAA for the three and six months ended June 30, 2025 was 1.14% for both periods, compared to 1.14% and 1.06% for the three and six months ended June 30, 2024, respectively. The increase in ROAA for the six months was due to increases in net interest income and non-interest income, partially offset by an increase in operating expenses and income tax expense. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE for the three and six months ended June 30, 2025 was 14.2% for both periods, compared to 14.7% and 13.8% for the three and six months ended June 30, 2024. The reasons for the change in ROATCE are consistent with the net income variance explanation as discussed under ROAA above. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 61.0% and 60.6% for the three and six months ended June 30, 2025, compared to 62.7% and 63.2% for the three and six months ended June 30, 2024. The percentage increase in top line revenue exceeded the percentage increase in operating expenses, resulting in positive quarterly operating leverage. Revenue increased for the reasons stated above in the Top Line Revenue section, while operating expenses increased at a slower rate in the periods of comparison as described in the Non-Interest Expense section. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for three and six months ended June 30, 2025 were $16.0 million and $32.2 million, compared to $14.1 million and $27.3 million for the three and six months ended June 30, 2024. PTPP adjusted earnings is defined as operating revenue less operating expense. The increase in PTPP adjusted earnings was primarily driven by increases in both net interest income and non-interest income, partially offset by an increase in operating expenses. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings is a non-GAAP measure that allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measurements, including ROAA and ROATCE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$24,968	$23,879	$1,089	4.6%	$49,687	$47,222	$2,465	5.2%
Less:
Net loss (gain) on repossessed assets	4	65	(61)	NM	(4)	151	(155)	NM
Impairment of tax credit investments	—	—	—		110	—	110	NM
SBA recourse provision	(59)	(9)	(50)	NM	(59)	117	(176)	NM
Total operating expense (a)	$25,023	$23,823	$1,200	5.0	$49,640	$46,954	$2,686	5.7
Net interest income	$33,784	$30,540	$3,244	10.6	$67,042	$60,051	$6,991	11.6
Total non-interest income	7,255	7,425	(170)	(2.3)	14,834	14,182	652	4.6
Less:
Net loss on sale of securities	—	—	—	NM	—	(8)	8	NM
Adjusted non-interest income	7,255	7,425	(170)	(2.3)	14,834	14,190	644	4.5
Operating revenue (b)	$41,039	$37,965	$3,074	8.1	$81,876	$74,241	$7,635	10.3
Efficiency ratio	60.97%	62.75%			60.63%	63.25%

Pre-tax, pre-provision adjusted earnings (b-a)	$16,016	$14,142	$1,874	13.3	$32,236	$27,287	$4,949	18.1
Average total assets	$3,928,087	$3,592,215	$335,872	9.3	$3,885,465	$3,560,078	$325,387	9.1

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2025 compared to the same period in 2024. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2025 Compared to 2024			2025 Compared to 2024
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,629)	$2,674	$1,045	$(3,090)	$5,901	$2,811
Commercial and industrial loans(1)	(534)	2,269	1,735	(508)	4,246	3,738
Consumer and other loans(1)	(39)	(13)	(52)	(41)	(55)	(96)
Total loans and leases receivable	(2,202)	4,930	2,728	(3,639)	10,092	6,453
Mortgage-related securities	167	757	924	411	1,432	1,843
Other investment securities	(101)	(92)	(193)	(255)	(247)	(502)
FHLB and FRB Stock	2	4	6	(43)	59	16
Short-term investments	(144)	51	(93)	(323)	(368)	(691)
Total net change in income on interest-earning assets	(2,278)	5,650	3,372	(3,849)	10,968	7,119
Interest-bearing liabilities
Transaction accounts	(1,737)	964	(773)	(3,372)	1,564	(1,808)
Money market accounts	(1,536)	61	(1,475)	(3,018)	730	(2,288)
Certificates of deposit	(428)	(655)	(1,083)	(859)	(1,574)	(2,433)
Wholesale deposits	(82)	2,995	2,913	(93)	5,383	5,290
Total deposits	(3,783)	3,365	(418)	(7,342)	6,103	(1,239)
FHLB advances	790	(406)	384	985	55	1,040
Other borrowings	81	81	162	166	161	327
Total net change in expense on interest-bearing liabilities	(2,912)	3,040	128	(6,191)	6,319	128
Net change in net interest income	$634	$2,610	$3,244	$2,342	$4,649	$6,991

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2025 and 2024. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,932,593	$30,344	6.28%	$1,765,743	$29,299	6.64%
Commercial and industrial loans(1)	1,257,296	25,604	8.15	1,146,312	23,869	8.33
Consumer and other loans(1)	49,951	673	5.39	50,872	725	5.70
Total loans and leases receivable(1)	3,239,840	56,621	6.99	2,962,927	53,893	7.28
Mortgage-related securities(2)	334,159	3,533	4.23	261,828	2,609	3.99
Other investment securities(3)	46,416	250	2.15	60,780	443	2.92
FHLB and FRB stock	12,852	297	9.24	12,656	291	9.20
Short-term investments	52,772	581	4.40	48,836	674	5.52
Total interest-earning assets	3,686,039	61,282	6.65	3,347,027	57,910	6.92
Non-interest-earning assets	242,048			245,188
Total assets	$3,928,087			$3,592,215
Interest-bearing liabilities
Transaction accounts	$985,606	7,964	3.23	$880,752	8,737	3.97
Money market accounts	821,845	6,789	3.30	815,846	8,264	4.05
Certificates of deposit	178,643	1,720	3.85	241,535	2,803	4.64
Wholesale deposits	773,750	7,784	4.02	476,149	4,871	4.09
Total interest-bearing deposits	2,759,844	24,257	3.52	2,414,282	24,675	4.09
FHLB advances	284,428	2,358	3.32	294,043	1,974	2.69
Other borrowings	54,733	883	6.45	49,481	721	5.83
Total interest-bearing liabilities	3,099,005	27,498	3.55	2,757,806	27,370	3.97
Non-interest-bearing demand deposit accounts	410,423			436,968
Other non-interest-bearing liabilities	78,388			95,484
Total liabilities	3,587,816			3,290,258
Stockholders’ equity	340,271			301,957
Total liabilities and stockholders’ equity	$3,928,087			$3,592,215
Net interest income		$33,784			$30,540
Interest rate spread			3.10%			2.95%
Net interest-earning assets	$587,034			$589,221
Net interest margin			3.67%			3.65%
Average interest-earning assets to average interest-bearing liabilities	118.94%			121.37%
Return on average assets(4)	1.14%			1.14%
Return on average tangible common equity(4)	14.17%			14.73%
Average equity to average assets	8.66%			8.41%
Non-interest expense to average assets(4)	2.54%			2.66%

	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,929,146	$60,230	6.24%	$1,743,465	$57,419	6.59%
Commercial and industrial loans(1)	1,235,099	50,331	8.15	1,131,018	46,593	8.24
Consumer and other loans(1)	48,722	1,334	5.48	50,708	1,430	5.64
Total loans and leases receivable(1)	3,212,967	111,895	6.97	2,925,191	105,442	7.21
Mortgage-related securities(2)	321,478	6,728	4.19	251,884	4,885	3.88
Other investment securities(3)	44,790	459	2.05	64,380	961	2.99
FHLB and FRB stock	13,235	590	8.92	12,464	574	9.21
Short-term investments	51,927	1,140	4.39	66,953	1,831	5.47
Total interest-earning assets	3,644,397	120,812	6.63	3,320,872	113,693	6.85
Non-interest-earning assets	241,068			239,206
Total assets	$3,885,465			$3,560,078
Interest-bearing liabilities
Transaction accounts	$956,589	15,376	3.21	$871,824	17,184	3.94
Money market accounts	826,695	13,541	3.28	788,869	15,829	4.01
Certificates of deposit	184,065	3,580	3.89	259,891	6,013	4.63
Wholesale deposits	734,310	14,776	4.02	466,843	9,486	4.06
Total interest-bearing deposits	2,701,659	47,273	3.50	2,387,427	48,512	4.06
FHLB advances	294,930	4,731	3.21	290,675	3,691	2.54
Other borrowings	54,721	1,766	6.45	49,469	1,439	5.82
Total interest-bearing liabilities	3,051,310	53,770	3.52	2,727,571	53,642	3.93
Non-interest-bearing demand deposit accounts	412,450			440,192
Other non-interest-bearing liabilities	84,501			94,396
Total liabilities	3,548,261			3,262,159
Stockholders’ equity	337,204			297,919
Total liabilities and stockholders’ equity	$3,885,465			$3,560,078
Net interest income		$67,042			$60,051
Interest rate spread			3.11%			2.91%
Net interest-earning assets	$593,087			$593,301
Net interest margin			3.68%			3.62%
Average interest-earning assets to average interest-bearing liabilities	119.44%			121.75%
Return on average assets(4)	1.14%			1.06%
Return on average tangible common equity(4)	14.15%			13.77%
Average equity to average assets	8.68%			8.37%
Non-interest expense to average assets(4)	2.56%			2.65%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning asset or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three and six months ended June 30, 2025 and 2024. Additionally, adjusted total loans and leases receivable and adjusted total interest-earning assets excludes the volatile impact of FILOI.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Increase	2025	2024	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (4)		(Decrease)	Average Yield/Rate (4)		(Decrease)
Total loans and leases receivable (a)	6.99%	7.28%	(0.29)%	6.97%	7.21%	(0.24)%
Total interest-earning assets (b)	6.65%	6.92%	(0.27)%	6.63%	6.85%	(0.22)%
Adjusted total loans and leases receivable (1)(c)	6.78%	7.10%	(0.32)%	6.73%	7.07%	(0.34)%
Adjusted total interest-earning assets (1)(d)	6.47%	6.76%	(0.29)%	6.43%	6.72%	(0.29)%
Total core deposits (e)	2.75%	3.34%	(0.59)%	2.73%	3.31%	(0.58)%
Total bank funding (f)	3.08%	3.39%	(0.31)%	3.05%	3.35%	(0.30)%
Net interest margin (g)	3.67%	3.65%	0.02%	3.68%	3.62%	0.06%
Adjusted net interest margin (h)	3.47%	3.46%	0.01%	3.47%	3.45%	0.02%

Effective fed funds rate (3)(i)	4.33%	5.33%	(1.00)%	4.33%	5.33%	(1.00)%

Beta Calculations:
Total loans and leases receivable (a)/(i)			29.00%			24.00%
Total interest-earning assets (b)/(i)			27.00%			22.00%
Adjusted total loans and leases receivable (1)(c)/(i)			32.00%			34.00%
Adjusted total interest-earning assets (1)(d)/(i)			29.00%			29.00%
Total core deposits (e)/(i)			59.00%			58.00%
Total bank funding (2)(f)/(i)			31.00%			30.00%

(1)
Excluding fees in lieu of interest.
(2)
Total bank funding represents total deposits plus FHLB advances.
(3)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) retried from FRED, Federal Reserve Bank of St. Louis.
(4)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2025 and 2024

Net interest income increased $3.2 million, or 10.6%, and $7.0 million, or 11.6%, during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase in net interest income reflected an increase in average gross loans and leases, an increase in FILOI, and net interest margin improvement. FILOI, which vary from quarter to quarter, totaled $1.7 million and $3.7 million for the three and six months ended June 30, 2025, compared to $1.3 million and $2.1 million for the same period in 2024. FILOI increased primarily due to reclassification of loan fees that were previously classified as non-interest income to interest income. Excluding FILOI, net interest income for the three and six months ended June 30, 2025 increased $2.9 million, or 9.8%, and $5.4 million, or 9.3%, respectively. Average gross loans and leases for the three and six months ended June 30, 2025 increased $276.9 million, or 9.3%, and $287.8 million, or 9.8%, respectively, compared to the three and six months ended June 30, 2024.

Net interest margin increased to 3.67% and 3.68% for the three and six months ended June 30, 2025, respectively, compared to 3.65% and 3.62% for the three and six months ended June 30, 2024. Adjusted net interest margin measured 3.47% for both the three and six months ended June 30, 2025, compared to 3.46% and 3.45% for the three and six months ended June 30, 2024. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of FILOI, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets. The primary driver of the increase in adjusted net interest margin was driven by an increase in the yield on interest-earning assets, partially offset by an increase in the rate paid on total bank funding.

Management believes its success in growing core deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports our long-term profitability goals. The collection of FILOI is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows. The Corporation maintains a long-term target for net interest margin in the range of 3.60% - 3.65%. Performance in future quarters will vary due to factors such as the level of FILOI and the timing, pace, and scale of future interest rate changes.

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

The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2025 compared to the same period in 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Change in qualitative factors	$590	$496	$235	$1,237
Change in quantitative factors	746	150	2,306	(49)
Charge-offs	1,338	1,583	5,148	2,504
Recoveries	(332)	(191)	(730)	(418)
Change in reserves on individually evaluated loans, net	(247)	(1,037)	(2,742)	(409)
Change due to loan growth, net	536	680	1,277	1,035
Change in unfunded credit commitment reserves	70	32	(134)	139
Total provision for credit losses	$2,701	$1,713	$5,360	$4,039

Qualitative factor changes reflect management’s evaluation of the level of risk within the portfolio based upon several factors for each portfolio segment. The current period's expense is primarily driven by an increase in credit-risk indicators in the C&I portfolio. Quantitative factor changes reflect the change in the reasonable and supportable forecast as well as other model assumptions. Charge-offs in excess of previously established specific reserves require an additional provision for credit losses to maintain the allowance for credit losses at a level deemed appropriate by management. This amount is net of the release of any specific reserve that may have already been provided. The addition of specific reserves on individually evaluated loans represents new specific reserves established when collateral shortfalls or government guaranty deficiencies are present, while the release of specific reserves represents the reduction of previously established reserves that are no longer required. Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2025 and 2024

Non-Interest Income

Non-interest income for the three months ended June 30, 2025 decreased $170,000, or 2.3%, to $7.3 million compared to $7.4 million for the same period in 2024. The decrease in total non-interest income was primarily driven by a reclassification of certain types of C&I loan fees from non-interest income to interest income and lower income from SBIC funds, partially offset by an increase in private wealth fee income and bank-owned life insurance income. Non-interest income for the six months ended June 30, 2025 increased $652,000, or 4.6%, to $14.8 million compared to $14.2 million for the same period in 2024. The increase in total non-interest income was primarily driven by higher gains on the sale of SBA loans and private wealth fee income, partially offset by decreases in loan fees and income from SBIC funds.

Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 17.7% and 18.1% of total revenues for the three and six months ended June 30, 2025, respectively, compared to 19.6% and 19.1% for three and six months ended June 30, 2024.

The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$3,748	$3,461	$287	8.3%	$7,240	$6,571	$669	10.2%
Gain on sale of SBA loans	397	349	48	13.8	1,360	544	816	150.0
Service charges on deposits	1,103	951	152	16.0	2,152	1,890	262	13.9
Loan fees	424	826	(402)	(48.7)	812	1,674	(862)	(51.5)
Increase in cash surrender value of bank-owned life insurance	615	403	212	52.6	1,051	815	236	29.0
Net loss on sale of securities	—	—	—	N/A	—	(8)	8	(100.0)
Swap fees	170	157	13	8.3	283	355	(72)	(20.3)
Other non-interest income	798	1,278	(480)	(37.6)	1,936	2,341	(405)	(17.3)
Total non-interest income	$7,255	$7,425	$(170)	(2.3)	$14,834	$14,182	$652	4.6
Fee income ratio(1)	17.7%	19.6%			18.1%	19.1%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Gain on sale of SBA loans increased $48,000, or 13.8%, and $816,000, or 150.0%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. Gain on sale of SBA loans varies period to period based on the amount of closed and fully funded loans. While quarterly gains may vary, management expects the SBA loan production to continue growing year-over-year.

Private wealth fee income increased $287,000, or 8.3%, and $669,000, or 10.2% for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. Private wealth fee income is up compared to the prior year primarily due to an increase in assets under management and administration and increases in fee rates across the client base. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of June 30, 2025, private wealth and trust assets under management and administration totaled $3.731 billion, increasing $482.0 million, or 14.8%, compared to $3.249 billion as of June 30, 2024, due to an increase in market values, new clients, and new money from existing clients.

Service charges on deposits increased $152,000, or 16.0%, and $262,000, or 13.9% for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The increase is primarily driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $154,000, or 9.6%, and $335,000, or 10.6%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Increase in cash surrender value of bank-owned life insurance increased $212,000, or 52.6%, and $236,000, or 29.0%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The increase is primarily due to the purchase of new policies, totaling $24.5 million in the second quarter of 2025.

Loan fee income decreased $402,000, or 48.7%, and $862,000 or 51.5%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The change is primarily due to the re-classification of certain types of C&I loan fees from non-interest income to interest income. Excluding this reclassification, loan fee income increased $165,000, or 20.0%, and $207,000, or 12.4% for the three and six months ended June 30, 2025, respectively.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2025 and 2024

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2025 increased $1.1 million, or 4.6%, and $2.5 million, or 5.2%, compared to the same period in 2024. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $1.2 million, or 5.0%, and $2.7 million, or 5.7%, for the three and six months ended June 30, 2025, compared to the same period in 2024. The increase in operating expense was primarily due to an increase in compensation expense, FDIC insurance, other non-interest expense, and marketing.

The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Compensation	$16,534	$16,215	$319	2.0%	$33,281	$32,372	$909	2.8%
Occupancy	564	593	(29)	(4.9)	1,155	1,200	(45)	(3.8)
Professional fees	1,487	1,472	15	1.0	2,946	3,043	(97)	(3.2)
Data processing	1,368	1,182	186	15.7	2,450	2,200	250	11.4
Marketing	1,062	850	212	24.9	2,030	1,669	361	21.6
Equipment	335	335	—	—	711	680	31	4.6
Computer software	1,656	1,555	101	6.5	3,259	2,973	286	9.6
FDIC insurance	834	612	222	36.3	1,614	1,222	392	32.1
Other non-interest expense	1,128	1,065	63	5.9	2,241	1,863	378	20.3
Total non-interest expense	$24,968	$23,879	$1,089	4.6	$49,687	$47,222	$2,465	5.2
Total operating expense(1)	$25,023	$23,823	$1,200	5.0	$49,640	$46,954	$2,686	5.7
Actual full-time equivalent employees	368	353			368	353

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three and six months ended June 30, 2025 increased $319,000, or 2.0%, and $909,000, or 2.8%, respectively, compared to the same period in 2024. The increase in compensation expense was primarily due to an increase in average full-time equivalent employees and annual merit increases and promotions, partially offset by a lower year-to-date incentive compensation accrual. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended June 30, 2025 increasing to 364, up 3.7%, compared to 351 for the three months ended June 30, 2024.

Computer software expense increased $101,000, or 6.5%, and $286,000, or 9.6%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

FDIC insurance expense increased $222,000, or 36.3%, and $392,000, or 32.1%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024, primarily due an increase in assessment rate and assessable base.

Marketing expense increased $212,000, or 24.9%, and $361,000, or 21.6%, for the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The increase was primarily due to an increase in business development efforts and advertising projects related to the Corporation’s growth initiatives.

Other non-interest expense for the three and six months ended June 30, 2025 increased $63,000, or 5.9%, and $378,000, or 20.3%, respectively, compared to the same period in 2024. The increase was primarily due to an increase in collateral liquidation expenses and early stage expenses related to SBIC investments costs.

Income Taxes

Income tax expense totaled $4.2 million for the six months ended June 30, 2025 compared to $3.7 million for the same period in 2024. Income tax expense included a $882,000 net benefit from tax credit investments compared to $752,000 for the same period in 2024. The effective tax rate for the six months ended June 30, 2025 and 2024 was 15.8%. On July 4th, 2025, the One Big Beautiful Bill Act was signed into law. While the details are still under review, the Company does not expect a significant impact on 2025 income tax expense. The Corporation expects to report an effective tax rate between 16% and 18% for 2025.

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

Financial Condition

General

Total assets increased by $149.5 million, or 7.8%, to $4.003 billion as of June 30, 2025 compared to $3.853 billion at December 31, 2024. The increase in total assets was primarily driven by increases in loans and leases receivable and available-for-sale securities offset by a decrease in short-term investments. Total liabilities increased by $133.3 million, or 7.6%, to $3.658 billion at June 30, 2025 compared to $3.525 billion at December 31, 2024. The increase in total liabilities was primarily due to an increase in deposits. Total stockholders’ equity increased by $16.2 million, or 9.9%, to $344.8 million at June 30, 2025 compared to $328.6 million at December 31, 2024. The increase in total stockholders’ equity was primarily due to the retention of earnings partially offset by dividends paid to common and preferred stockholders.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $21.2 million to $50.7 million at June 30, 2025 from $29.5 million at December 31, 2024. Short-term investments decreased by $55.7 million to $72.5 million at June 30, 2025 from $128.2 million at December 31, 2024. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of June 30, 2025 and December 31, 2024, interest-bearing deposits held at the FRB were $71.1 million and $127.8 million, respectively.

Securities

Total securities, including available-for-sale and held-to-maturity, increased by $39.9 million, or 11.5%, to $388.1 million, or 9.7% of total assets at June 30, 2025 compared to $348.1 million or 9.0% of total assets at December 31, 2024. During the six months ended June 30, 2025, the Corporation recognized unrealized gains of $7.2 million before income taxes through other comprehensive income, compared to unrealized losses of $3.5 million for the same period in 2024. The unrealized gains in the current period were driven by the decrease in market interest rates. As of June 30, 2025 and December 31, 2024, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.2 years for both periods. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of June 30, 2025.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $136.7 million, or 8.9% annualized, to $3.214 billion at June 30, 2025 from $3.077 billion at December 31, 2024 primarily driven by commercial loan growth. Management expects to continue to manage loan growth towards our long term target of 10%.

Total commercial real estate (“CRE”) loans increased $30.1 million to $1.947 billion. The increase was primarily due to increases in Multifamily loans.

CRE loans represented 59.9% and 61.6% of our total loans as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, 13.5% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2024. We consider the owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

Commercial and Industrial ("C&I") loans increased $107.5 million, or 18.7% annualized, to $1.259 billion compared to December 31, 2024. The increase was due to growth in conventional commercial lending, Floorplan Financing, and Equipment Finance loan portfolios.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of June 30,		As of December 31,
	2025		2024
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$262,988	8.1%	$273,397	8.8%
Commercial real estate — non-owner occupied	846,990	26.0	845,298	27.1
Construction	218,840	6.7	221,086	7.1
Multi-family	573,208	17.7	530,853	17.1
1-4 family	45,171	1.4	46,496	1.5
Total commercial real estate	1,947,197	59.9	1,917,130	61.6
Commercial and industrial	1,259,171	38.7	1,151,720	37.0
Consumer and other	45,744	1.4	45,000	1.4
Total gross loans and leases receivable	3,252,112	100.0%	3,113,850	100.0%
Less:
Allowance for credit losses	36,861		35,785
Deferred loan fees and costs, net	1,187		722
Loans and leases receivable, net	$3,214,064		$3,077,343

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of June 30, 2025:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	4%	33%	12%	13%	38%	100%
Commercial real estate — non- owner occupied	75% (1)	1%	10%	2%	12%	100%
Commercial and industrial	3%	29%	18%	8%	42%	100%

(1)
Includes approximately $243.3 million of office real estate, or 7% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of
(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Non-interest-bearing transaction accounts	$396,448	$433,201	$436,111	$428,012	$406,804
Interest-bearing transaction accounts	1,047,434	1,015,846	965,637	930,252	841,146
Money market accounts	833,684	831,897	809,695	817,129	837,569
Certificates of deposit	255,533	181,751	184,986	207,337	224,116
Wholesale deposits	772,123	780,348	710,711	587,217	575,548
Total deposits	$3,305,222	$3,243,043	$3,107,140	$2,969,947	$2,885,183

Uninsured deposits	$1,069,509	$1,055,347	$980,278	$1,088,496	$1,011,977
Less: uninsured deposits collateralized by pledged assets or letters of credit	67,990	9,344	6,864	10,755	34,810
Total uninsured, net collateralized deposits	$1,001,519	$1,046,003	$973,414	$1,077,741	$977,167
% of total deposits	30.3%	32.3%	31.3%	36.3%	33.9%

As of June 30, 2025, total period-end deposits increased by $198.1 million, or 12.8% annualized, to $3.305 billion from $3.107 billion at December 31, 2024. As of June 30, 2025, total period-end core deposits increased $136.7 million, or 11.4% annualized, to $2.533 billion, compared to $2.396 billion at December 31, 2024. The increase in period-end balances is due to increases of $81.8 million in interest bearing transaction accounts, $70.5 million in certificates of deposit, and $24.0 million in money market accounts, offset by a decrease of $39.7 million non-interest-bearing transaction accounts. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will continue to contribute to a net increase in deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, increased $19.0 million, or 0.8%, to $2.380 billion for the six months ended June 30, 2025 compared to $2.361 billion for the six months ended June 30, 2024.

FHLB Advances and Other Borrowings

As of June 30, 2025, FHLB advances and other borrowings decreased by $43.9 million, or 13.7%, to $276.1 million from $320.0 million at December 31, 2024. As average deposit balances have increased, we have been able to reduce our usage of FHLB advances as a percentage of total funding. We will continue to utilize FHLB advances and wholesale deposits to manage interest rate risk, liquidity, and contingency funding.

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

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of June 30, 2025 and December 31, 2024.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2025, the Corporation paid $219,000 and $438,000, respectively, in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

Derivatives

The Board approved Bank policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps. The Bank utilizes, from time to time, derivative instruments in the course of its asset/liability management. The Bank’s derivative financial instruments, under which the Bank is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets.

As of June 30, 2025, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.075 billion, compared to $1.022 billion as of December 31, 2024. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between July 2025 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2025, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $9.0 million and liability of $38.5 million compared to a derivative asset of $2.0 million and liability of $56.6 million as of December 31, 2024. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between July 2025 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $29.5 million as of June 30, 2025, compared to a net derivative asset of $54.5 million as of December 31, 2024. The gross amount of dealer counterparty swaps as of June 30, 2025, without regard to the enforceable master netting agreement, was a gross derivative liability of $9.0 million and gross derivative asset of $38.5 million, compared to a gross derivative liability of $2.0 million and gross derivative asset of $56.6 million as of December 31, 2024.

The Bank also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2025, the aggregate notional value of interest rate swaps designated as cash flow hedges was $514.7 million. These interest rate swaps mature between July 2025 and February 2041. A pre-tax unrealized loss of $3.1 million and $8.9 million was recognized in other comprehensive income for the three and six months ended June 30, 2025, respectively, and there was no ineffective portion of these hedges.

The Bank also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2025, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $79,000 and $243,000 was recognized in other comprehensive income for the three and six months ended June 30, 2025, respectively, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$591
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Total non-accrual commercial real estate	—	591
Commercial and industrial	28,633	27,776
Consumer and other	—	—
Total non-accrual loans and leases	28,633	28,367
Repossessed assets, net	31	51
Total non-performing assets	$28,664	$28,418

Total non-accrual loans and leases to gross loans and leases	0.88%	0.91%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	0.88	0.91
Total non-performing assets to total assets	0.72	0.74
Allowance for credit losses to gross loans and leases	1.18	1.20
Allowance for credit losses to non-accrual loans and leases	133.45	131.38

Non-performing assets increased $266,000, to $28.6 million at June 30, 2025, compared to $28.4 million at December 31, 2024. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.88% and 0.91% at June 30, 2025 and December 31, 2024, respectively. The change in non-accrual loans and leases is primarily driven by one new non-accrual loan in the transportation and logistics segment of the C&I portfolio, partially offset by chargeoffs of previously reserved for equipment finance loans. We continue to expect full repayment of the one previously disclosed ABL loan that defaulted during the second quarter of 2023. The liquidation process under Chapter 7 bankruptcy and related litigation has delayed final resolution. The current balance of this loan is $6.1 million, compared to $6.2 million in the prior quarter. Excluding this credit, non-performing assets totaled $22.6 million, or 0.56% of total assets in the current quarter and $22.2 million, or 0.58% of total assets at December 31, 2024.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets was 0.72% and 0.74% at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the payment performance of our loans and leases did not indicate to any new areas of concern, as 99.12% and 99.09%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries as of June 30, 2025:

•
Transportation, Equipment Finance: $31 million, or 1%, of total loans - Management considered the following: $3.6 million,

or 12%, of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation, excluding Equipment Finance: $44 million or 1% of total loans - Management considered the following: One borrower with a balance of $6.2 million, or 14%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $243 million, or 7%, of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and 0% of Office loans are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $573 million, or 18%, of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and 0% of Multifamily loans are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

As of June 30, 2025, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2025	2024	2024
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$15,148	$9,564	$13,125
Individually evaluated loans and leases with specific reserves required	13,485	9,435	15,242
Total individually evaluated loans and leases	28,633	18,999	28,367
Less: Specific reserves (included in allowance for credit losses)	6,176	5,581	8,918
Net carrying value of non-accrual loans and leases	$22,457	$13,418	$19,449
Average non-accrual loans and leases	$26,024	$20,172	$19,589

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $943,000, or 5.06%, to $38.2 million as of June 30, 2025 from $37.3 million as of December 31, 2024. The allowance for credit losses as a percentage of gross loans and leases was 1.18% as of June 30, 2025 compared to 1.20% as of December 31, 2024.

During the six months ended June 30, 2025, we recorded net charge-offs of $4.4 million, comprised of $5.1 million of charge-offs and $730,000 of recoveries. Charge-offs on Equipment Finance loans were higher in the six months ended June 30, 2025 due to a change in policy which accelerated charge-offs by approximately one quarter. Management believes this change better reflects the impact of an accelerated collection and liquidation process. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

As of June 30, 2025 and December 31, 2024, our ratio of allowance for credit losses to total non-accrual loans and leases was 133.45% and 131.38%, respectively. This ratio increased primarily due to an increase in general reserves offset by an increase in non-accrual loans. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the expected credit losses in our loan and lease portfolio as of June 30, 2025.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded and unfunded loan and lease portfolio was $38.2 million, or 1.18% of gross loans and leases, at June 30, 2025. Given the ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The following represents additional information regarding our allowance for credit losses:

	As of
	June 30, 2025		March 31, 2025		December 31, 2024
	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases
Allowance for credit losses:
Loans collectively evaluated	$30,685	0.94%	$28,813	0.90%	$26,867	0.86%
Loans individually evaluated	6,176	0.19%	6,423	0.20%	8,918	0.29%
Unfunded commitments reserve	1,349		1,279		1,483
Total	38,210	1.18%	36,515	1.15%	37,268	1.20%
Loans and lease receivables:	$3,250,925		$3,184,400		$3,113,128

The following is a summary of the activity in the allowance for credit losses:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Allowance at beginning of period	$36,515	$34,629	$37,268	$32,997
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(1,338)	(1,583)	(5,138)	(2,482)
Consumer and other	—	—	(10)	(22)
Total charge-offs	(1,338)	(1,583)	(5,148)	(2,504)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	2	1
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	7	5	13	115
Commercial and industrial	325	165	715	281
Consumer and other	—	21	—	21
Total recoveries	332	191	730	418
Net charge-offs	(1,006)	(1,392)	(4,418)	(2,086)
Provision for credit losses	2,701	1,713	5,360	4,039
Allowance at end of period	$38,210	$34,950	$38,210	$34,950
Components:
Allowance for credit losses on loans	$36,861	$33,088	$36,861	$33,088
Allowance for credit losses on unfunded credit commitments	1,349	1,862	1,349	1,862
Total ACL	$38,210	$34,950	$38,210	$34,950
Annualized net charge offs (recoveries) as a percentage of average gross loans and leases	0.12%	0.19%	0.28%	0.14%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2025 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on June 30, 2025, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of liquidity

	As of
(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Short-term investments	$72,520	$136,033	$128,207	$86,670	$54,680
Collateral value of unencumbered pledged loans	893,499	973,494	444,453	397,852	401,602
Market value of unencumbered securities	347,196	324,365	310,125	279,191	289,104
Readily accessible liquidity	1,313,215	1,433,892	882,785	763,713	745,386

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	645,843	477,468	981,463	1,102,767	1,051,678
Total liquidity	$2,004,058	$1,956,360	$1,909,248	$1,911,480	$1,842,064
Total uninsured, net of collateralized deposits	1,001,519	1,046,003	973,414	1,077,741	977,167

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity decreased $120.7 million quarter over quarter due to a decrease in unencumbered loans and a decrease in short-term investments. Our readily accessible liquidity increased $430.4 million from December 31, 2024 due primarily to engagement with the FRB to confirm pledge value of additional loans. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.

We had $993.5 million of outstanding wholesale funds at June 30, 2025, compared to $976.1 million of wholesale funds as of December 31, 2024, which represented 28.2% and 28.9%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances and brokered certificates of deposit. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

Period-end core deposits increased $136.7 million to $2.533 billion as of June 30, 2025, compared to $2.396 billion as of December 31, 2024. We will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2025.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended June 30, 2025. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of June 30, 2025, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

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

During the six months ended June 30, 2025, operating activities resulted in a net cash inflow of $27.1 million, which included net income of $22.6 million. Net cash used by investing activities for the six months ended June 30, 2025 was $209.2 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in tax credit investments. Net cash provided by financing activities was $147.6 million for the six months ended June 30, 2025 primarily due to a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2025, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant, and sustained change in interest rates. During the second quarter of 2025, the Bank’s interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

	Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	June 30, 2025	December 31, 2024
Down 300	(2.58)%	(1.35)%
Down 200	(0.91)%	(0.10)%
Down 100	(0.66)%	0.10%
No Change	—	—
Up 100	0.96%	0.37%
Up 200	1.93%	0.75%
Up 300	2.90%	1.13%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of June 30, 2025, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	12,315	$45.04	—	—
May 1, 2025 - May 31, 2025	627	49.38	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	12,942	45.25	—	98,697

(1)
During the second quarter of 2025, the Corporation repurchased an aggregate 12,942 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchased under the April 26, 2024 share repurchase program was calculated by dividing the closing stock price on June 30, 2025 of $50.66 by the $5.0 million remaining capacity.

Item 5. Other Information

During the three months ended June 30, 2025, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Amended and Restated By-Laws of First Business Financial Services, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025

3.2	Amended and Restated By-Laws of First Business Financial Services, Inc. (marked) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 2, 2025)

10.1	Form of Director Share Awards for 2025

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 25, 2025	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

July 25, 2025	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)