Form 10-Q
period 2025-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2025-10-31
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 27, 2025 was 8,324,258 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$36,275	$29,495
Short-term investments	8,074	128,207
Cash and cash equivalents	44,349	157,702
Securities available-for-sale, at fair value	411,111	341,392
Securities held-to-maturity, at amortized cost	5,584	6,741
Loans held for sale	13,482	13,498
Loans and leases receivable, net of allowance for credit losses of $36,690 and $35,785, respectively	3,298,266	3,077,343
Premises and equipment, net	4,936	5,227
Repossessed assets	—	51
Right-of-use assets, net	5,577	5,702
Bank-owned life insurance	83,255	57,210
Federal Home Loan Bank stock, at cost	9,605	11,616
Goodwill and other intangible assets	12,041	11,912
Derivatives	37,634	65,762
Accrued interest receivable and other assets	109,005	99,059
Total assets	$4,034,845	$3,853,215
Liabilities and Stockholders’ Equity
Deposits	$3,333,071	$3,107,140
Federal Home Loan Bank advances and other borrowings	266,677	320,049
Lease liabilities	7,687	7,926
Derivatives	38,726	57,068
Accrued interest payable and other liabilities	30,365	32,443
Total liabilities	3,676,526	3,524,626
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at September 30, 2025 and December 31, 2024	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,491,981 and 9,433,637 shares issued, 8,324,387 and 8,293,928 shares outstanding at September 30, 2025 and December 31, 2024, respectively	96	95
Additional paid-in capital	95,814	93,545
Retained earnings	294,837	265,778
Accumulated other comprehensive loss	(11,650)	(11,425)
Treasury stock, 1,167,594 and 1,139,709 shares at September 30, 2025 and December 31, 2024, respectively, at cost	(32,770)	(31,396)
Total stockholders’ equity	358,319	328,589
Total liabilities and stockholders’ equity	$4,034,845	$3,853,215

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$58,500	$55,506	$170,395	$160,947
Securities	4,011	2,976	11,199	8,823
Short-term investments	1,235	845	2,964	3,250
Total interest income	63,746	59,327	184,558	173,020
Interest expense
Deposits	26,338	25,290	73,611	73,802
Federal Home Loan Bank advances and other borrowings	2,522	3,030	9,019	8,159
Total interest expense	28,860	28,320	82,630	81,961
Net interest income	34,886	31,007	101,928	91,059
Provision for credit losses	1,440	2,087	6,800	6,126
Net interest income after provision for credit losses	33,446	28,920	95,128	84,933
Non-interest income
Private wealth management service fees	3,687	3,264	10,928	9,835
Gain on sale of Small Business Administration loans	382	460	1,742	1,004
Service charges on deposits	1,151	920	3,303	2,810
Loan fees	501	812	1,313	2,486
Bank-owned life insurance income	965	416	2,016	1,231
Net loss on sale of securities	—	—	—	(8)
Swap fees	974	460	1,257	815
Other non-interest income	1,980	732	3,916	3,073
Total non-interest income	9,640	7,064	24,475	21,246
Non-interest expense
Compensation	17,442	15,198	50,723	47,570
Occupancy	567	585	1,721	1,785
Professional fees	1,071	1,305	4,016	4,348
Data processing	1,123	1,045	3,574	3,245
Marketing	876	922	2,906	2,591
Equipment	296	333	1,007	1,013
Computer software	1,826	1,608	5,085	4,581
FDIC insurance	817	810	2,432	2,032
Other non-interest expense	1,682	1,301	3,924	3,164
Total non-interest expense	25,700	23,107	75,388	70,329
Income before income tax expense	17,386	12,877	44,215	35,850
Income tax expense	2,993	2,351	7,229	6,020
Net income	14,393	10,526	36,986	29,830
Preferred stock dividend	218	218	656	656
Net income available to common shareholders	$14,175	$10,308	$36,330	$29,174
Earnings per common share
Basic	$1.70	$1.24	$4.37	$3.50
Diluted	1.70	1.24	4.37	3.50
Dividends declared per share	0.29	0.25	0.87	0.75

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net income	$14,393	$10,526	$36,986	$29,830
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities gains arising during the period	2,161	9,129	9,380	5,624
Reclassification adjustment for net loss realized in net income	—	—	—	8
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	—	1	1	2
Interest rate swaps:
Unrealized losses on interest rate swaps arising during the period	(678)	(11,811)	(9,786)	(6,507)
Income tax (expense) benefit	(329)	593	180	(442)
Total other comprehensive income (loss)	1,154	(2,088)	(225)	(1,315)
Comprehensive income	$15,547	$8,438	$36,761	$28,515

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2023	8,314,778	$11,992	$95	$90,616	$230,728	$(13,717)	$(30,126)	$289,588
Net income	—	—	—	—	8,848	—	—	8,848
Other comprehensive income	—	—	—	—	—	1,541	—	1,541
Share-based compensation - restricted shares and employee stock purchase plan	6,940	—	—	665	—	—	—	665
Issuance of common stock under the employee stock purchase plan	913	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,087)	—	—	(2,087)
Treasury stock purchased	(16,058)	—	—	—	—	—	(579)	(579)
Balance at March 31, 2024	8,306,573	$11,992	$95	$91,312	$237,270	$(12,176)	$(30,705)	$297,788
Net income	—	—	—	—	10,456	—	—	10,456
Other comprehensive loss	—	—	—	—	—	(768)	—	(768)
Share-based compensation - restricted shares and employee stock purchase plan	6,494	—	—	624	—	—	—	624
Issuance of common stock under the employee stock purchase plan	949	—	—	31	—	—	—	31
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.25 per share)	—	—	—	—	(2,076)	—	—	(2,076)
Treasury stock purchased	(19,427)	—	—	—	—	—	(666)	(666)
Balance at June 30, 2024	8,294,589	$11,992	$95	$91,967	$245,431	$(12,944)	$(31,371)	$305,170
Net income	—	—	—	—	10,526	—	—	10,526
Other comprehensive loss	—	—	—	—	—	(2,088)	—	(2,088)
Share-based compensation - restricted shares and employee stock purchase plan	(145)	—	—	649	—	—	—	649
Issuance of common stock under the employee stock purchase plan	830	—	—	34	—	—	—	34
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.25 per share)	—	—	—	—	(2,079)	—	—	(2,079)
Treasury stock purchased	(257)	—	—	—	—	—	(12)	(12)
Balance at September 30, 2024	8,295,017	$11,992	$95	$92,650	$253,660	$(15,032)	$(31,383)	$311,982

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589
Net income	—	—	—	—	11,171	—	—	11,171
Other comprehensive loss	—	—	—	—	—	(946)	—	(946)
Share-based compensation - restricted shares and employee stock purchase plan	21,914	—	1	650	—	—	—	651
Issuance of common stock under the employee stock purchase plan	841	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,442)	—	—	(2,442)
Treasury stock purchased	(14,716)	—	—	—	—	—	(777)	(777)
Balance at March 31, 2025	8,301,967	$11,992	$96	$94,231	$274,288	$(12,371)	$(32,173)	$336,063
Net income	—	—	—	—	11,422	—	—	11,422
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)
Share-based compensation - restricted shares and employee stock purchase plan	33,654	—	—	926	—	—	—	926
Issuance of common stock under the employee stock purchase plan	791	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,414)	—	—	(2,414)
Treasury stock purchased	(12,942)	—	—	—	—	—	(586)	(586)
Balance at June 30, 2025	8,323,470	$11,992	$96	$95,193	$283,077	$(12,804)	$(32,759)	$344,795
Net income	—	—	—	—	14,393	—	—	14,393
Other comprehensive income	—	—	—	—	—	1,154	—	1,154
Share-based compensation - restricted shares and employee stock purchase plan	348	—	—	585	—	—	—	585
Issuance of common stock under the employee stock purchase plan	796	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.29 per share)	—	—	—	—	(2,415)	—	—	(2,415)
Treasury stock purchased	(227)	—	—	—	—	—	(11)	(11)
Balance at September 30, 2025	8,324,387	$11,992	$96	$95,814	$294,837	$(11,650)	$(32,770)	$358,319

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Operating activities
Net income	$36,986	$29,830
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	225	565
Provision for credit losses	6,800	6,126
Depreciation, amortization and accretion, net	2,824	2,723
Share-based compensation	2,161	1,938
Net loss on disposal of fixed assets	—	10
Net loss on sale of securities	—	8
Net loss on sale of tax credit investments	60	—
Amortization of tax credit investments	4,104	3,888
Bank-owned life insurance policy income	(2,016)	(1,231)
Origination of loans for sale	(113,272)	(103,865)
Sale of loans originated for sale	115,030	101,285
Gain on sale of loans originated for sale	(1,742)	(1,004)
Net loss on repossessed assets	27	162
Return on investment in limited partnerships	1,334	1,481
Excess tax benefit from share-based compensation	233	172
Net payments on operating lease liabilities	(1,184)	(1,099)
Net increase (decrease) in accrued interest receivable and other assets	17,263	(10,465)
Net (increase) decrease in accrued interest payable and other liabilities	(23,279)	5,003
Net cash provided by operating activities	45,554	35,527
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	42,416	60,688
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,151	1,586
Proceeds from sale of available-for-sale securities	—	7,533
Purchases of available-for-sale securities	(102,813)	(79,066)
Proceeds from sale of repossessed assets	24	18
Net increase in loans and leases	(227,513)	(203,422)
Investments in limited partnerships	(3,029)	(1,200)
Returns of investments in limited partnerships	229	22
Investment in tax credit investments	(12,673)	(13,417)
Distributions from tax credit investments	26	130
Proceeds from sale of tax credit investments	2,483	1,645
Investment in Federal Home Loan Bank stock	(20,634)	(20,555)
Proceeds from the sale of Federal Home Loan Bank stock	22,645	19,822
Purchases of leasehold improvements and equipment, net	(556)	(181)
Proceeds from sale of leasehold improvements and equipment	—	30
Purchases of bank owned life insurance policies	(24,500)	—
Proceeds from bank owned life insurance claim	471	—
Net cash used in investing activities	(322,273)	(226,367)
Financing activities
Net increase in deposits	225,931	173,168
Repayment of Federal Home Loan Bank advances	(1,040,261)	(908,205)
Proceeds from Federal Home Loan Bank advances	986,812	921,155
Repayment of subordinated notes and debentures	—	(15,000)
Proceeds from issuance of subordinated notes and debentures	—	20,000
Net increase in long-term borrowed funds	77	243
Cash dividends paid	(7,271)	(6,242)
Preferred stock dividends paid	(656)	(656)
Proceeds from issuance of common stock under ESPP	108	96
Purchase of treasury stock	(1,374)	(1,257)
Net cash provided by financing activities	163,366	183,302
Net decrease in cash and cash equivalents	(113,353)	(7,538)
Cash and cash equivalents at the beginning of the period	157,702	139,510
Cash and cash equivalents at the end of the period	$44,349	$131,972
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$82,646	$82,002
Net income taxes paid	1,613	853
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	712	—
Transfer of repossessed assets to loans	—	10

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

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” This update improves the transparency and usefulness of financial statements by requiring companies to break down certain expense line items. This update is effective for fiscal years beginning after December 15, 2026. The Corporation is assessing the impact of this standard.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This update modernizes the accounting for internal-use software. This update is effective for fiscal years beginning after December 15, 2027. The Corporation is assessing the impact of this standard.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$14,393	$10,526	$36,986	$29,830
Less: preferred stock dividends	218	218	656	656
Less: earnings allocated to participating securities	259	228	719	682
Basic earnings allocated to common shareholders	$13,916	$10,080	$35,611	$28,492
Weighted-average common shares outstanding, excluding participating securities	8,171,404	8,111,215	8,153,181	8,149,949
Basic earnings per common share	$1.70	$1.24	$4.37	$3.50
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$13,916	$10,080	$35,611	$28,492
Weighted-average diluted common shares outstanding, excluding participating securities	8,171,404	8,111,215	8,153,181	8,149,949
Diluted earnings per common share	$1.70	$1.24	$4.37	$3.50

Note 3 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2025, 192,447 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Common Equity (“ROACE”), as defined in the respective agreements, and the awards will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROACE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROACE metric will be adjusted if there is a change in the expectation of ROAE or ROACE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted and are amortized utilizing the fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2024 and the nine months ended September 30, 2025 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2023	71,951	$28.53	56,155	$35.70	56,987	$33.97	185,093	$32.38
Granted (1)	—	—	27,614	34.76	65,717	30.43	93,331	31.71
Vested	(35,131)	26.86	(34,139)	25.43	(33,716)	21.25	(102,986)	24.57
Forfeited	(7,924)	29.75	—	—	(8,827)	36.25	(16,751)	33.18
Nonvested balance as of December 31, 2024	28,896	30.09	49,630	42.24	80,161	36.04	158,687	36.77
Granted (1)	—	—	12,195	63.61	44,169	51.20	56,364	53.83
Vested	(20,035)	28.64	(15,825)	42.70	(31,641)	37.54	(67,501)	37.20
Forfeited	(904)	33.60	—	—	(1,813)	40.61	(2,717)	40.02
Nonvested balance as of September 30, 2025	7,957	$33.74	46,000	$47.31	90,876	$42.91	144,833	$43.81
Unrecognized compensation cost (in thousands)	$112		$1,169		$3,052		$4,333
Weighted average remaining recognition period (in years)	0.61		1.81		2.19		2.14
(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the nine months ended September 30, 2025, an additional 13,427 were issued related to actual performance results of previously granted awards.

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

The Corporation issued 2,428 and 2,692 shares of common stock under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, 224,378 and 227,946, respectively, shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Share-based compensation expense	$585	$649	$2,161	$1,938

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,994	$—	$(132)	$4,862
U.S. government agency securities - government-sponsored enterprises	2,500	—	(207)	2,293
Municipal securities	47,097	219	(4,129)	43,187
Residential mortgage-backed securities - government issued	157,232	1,253	(1,691)	156,794
Residential mortgage-backed securities - government-sponsored enterprises	169,179	717	(7,678)	162,218
Commercial mortgage-backed securities - government issued	2,469	—	(347)	2,122
Commercial mortgage-backed securities - government-sponsored enterprises	42,510	67	(2,942)	39,635
	$425,981	$2,256	$(17,126)	$411,111

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,989	$—	$(271)	$4,718
U.S. government agency securities - government-sponsored enterprises	3,500	—	(347)	3,153
Municipal securities	39,997	—	(5,136)	34,861
Residential mortgage-backed securities - government issued	125,571	470	(2,818)	123,223
Residential mortgage-backed securities - government-sponsored enterprises	145,888	234	(11,357)	134,765
Commercial mortgage-backed securities - government issued	2,665	—	(441)	2,224
Commercial mortgage-backed securities - government-sponsored enterprises	43,033	24	(4,609)	38,448
	$365,643	$728	$(24,979)	$341,392

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,396	$1	$(3)	$2,394
Residential mortgage-backed securities - government issued	614	—	(30)	584
Residential mortgage-backed securities - government-sponsored enterprises	573	—	(22)	551
Commercial mortgage-backed securities - government-sponsored enterprises	2,001	—	(29)	1,972
	$5,584	$1	$(84)	$5,501

	As of December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,137	$—	$(38)	$3,099
Residential mortgage-backed securities - government issued	836	—	(48)	788
Residential mortgage-backed securities - government-sponsored enterprises	766	—	(42)	724
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(78)	1,924
	$6,741	$—	$(206)	$6,535

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Administration ("SBA"). Municipal securities include securities issued by various municipalities and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the three and nine months ended September 30, 2025. The Corporation sold no available-for-sale securities during the three months ended September 30, 2024 and five available-for-sale securities during the nine months ended September 30, 2024.

At September 30, 2025 and December 31, 2024, securities with a fair value of $39.8 million and $36.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at September 30, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$942	$933	$535	$534
Due in one year through five years	17,100	16,407	1,861	1,860
Due in five through ten years	10,506	9,811	—	—
Due in over ten years	26,043	23,191	—	—
	54,591	50,342	2,396	2,394
Residential mortgage-backed securities	326,411	319,012	1,187	1,135
Commercial mortgage-backed securities	44,979	41,757	2,001	1,972
	$425,981	$411,111	$5,584	$5,501

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2025 and December 31, 2024. At September 30, 2025, the Corporation held 167 available-for-sale securities that were in an unrealized loss position, 153 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and nine months ended September 30, 2025 and 2024, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,862	$132	$4,862	$132
U.S. government agency securities - government- sponsored enterprises	—	—	2,293	207	2,293	207
Municipal securities	—	—	34,059	4,129	34,059	4,129
Residential mortgage-backed securities - government issued	16,515	58	17,872	1,633	34,387	1,691
Residential mortgage-backed securities - government-sponsored enterprises	18,277	120	69,450	7,558	87,727	7,678
Commercial mortgage-backed securities - government issued	—	—	2,122	347	2,122	347
Commercial mortgage-backed securities - government-sponsored enterprises	5,963	54	27,531	2,888	33,494	2,942
	$40,755	$232	$158,189	$16,894	$198,944	$17,126

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,718	$271	$4,718	$271
U.S. government agency securities - government- sponsored enterprises	—	—	3,153	347	3,153	347
Municipal securities	—	—	34,861	5,136	34,861	5,136
Residential mortgage-backed securities - government issued	40,320	374	18,999	2,444	59,319	2,818
Residential mortgage-backed securities - government-sponsored enterprises	43,907	995	71,103	10,362	115,010	11,357
Commercial mortgage-backed securities - government issued	—	—	2,224	441	2,224	441
Commercial mortgage-backed securities - government-sponsored enterprises	10,717	425	26,751	4,184	37,468	4,609
	$94,944	$1,794	$161,809	$23,185	$256,753	$24,979

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2025 and December 31, 2024. At September 30, 2025, the Corporation held 18 held-to-maturity securities that were in an unrealized loss position, 17 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$500	$—	$680	$3	$1,180	$3
Residential mortgage-backed securities - government issued	—	—	584	30	584	30
Residential mortgage-backed securities - government-sponsored enterprises	—	—	551	22	551	22
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,972	29	1,972	29
	$500	$—	$3,787	$84	$4,287	$84

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$454	$5	$2,139	$33	$2,593	$38
Residential mortgage-backed securities - government issued	—	—	788	48	788	48
Residential mortgage-backed securities - government-sponsored enterprises	—	—	724	42	724	42
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,924	78	1,924	78
	$454	$5	$5,575	$201	$6,029	$206

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	September 30, 2025	December 31, 2024
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$287,005	$273,397
Commercial real estate — non-owner occupied	871,807	845,298
Construction	236,590	221,086
Multi-family	565,102	530,853
1-4 family	66,735	46,496
Total commercial real estate	2,027,239	1,917,130
Commercial and industrial	1,264,111	1,151,720
Consumer and other	45,323	45,000
Total gross loans and leases receivable	3,336,673	3,113,850
Less:
Allowance for credit losses	36,690	35,785
Deferred loan fees and costs, net	1,717	722
Loans and leases receivable, net	$3,298,266	$3,077,343

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans.

The total principal amount of the guaranteed portions of SBA loans sold during the three months ended September 30, 2025 and 2024, was $5.2 million and $4.6 million, respectively. The total principal amount of the guaranteed portions of SBA loans sold during the nine months ended September 30, 2025 and 2024, was $17.4 million and $10.3 million, respectively. Each of the transfers of these financial assets met the qualifications for sale accounting, and therefore all of the loans transferred during the three and nine months ended September 30, 2025 and 2024, have been derecognized in the unaudited Consolidated Financial Statements. The guaranteed portions of SBA loans were transferred at their fair value and the related gain was recognized upon the transfer as non-interest income in the unaudited Consolidated Financial Statements. The total outstanding balance of sold SBA loans serviced by the Corporation at September 30, 2025, and December 31, 2024, was $83.5 million and $79.4 million, respectively.

The total principal amount of transferred participation interests in other, non-SBA originated loans during the three months ended September 30, 2025 and 2024, was $18.9 million and $31.4 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. The total principal amount of transferred participation interests in other, non-SBA originated loans during the nine months ended September 30, 2025 and 2024, was $95.9 million and $90.0 million, respectively, all of which were treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss was recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represent adequate compensation. The total amount of other, non-SBA loan participations purchased on the Corporation's unaudited Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024 were $16.1 million and $5.3 million, respectively. The total outstanding balance of transferred other, non-SBA loans serviced by the Corporation at September 30, 2025 and December 31, 2024, was $393.8 million and $373.1 million, respectively. As of September 30, 2025 and December 31, 2024, the total amount of the Corporation’s retained ownership of these transferred other, non-SBA loans was $454.8 million and $423.7 million, respectively. The Corporation does not share in the participant’s portion of any potential charge-offs.

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$46,381	$21,783	$40,701	$32,663	$32,405	$102,813	$1,892	$278,638	97.1%
II	—	—	2,026	—	—	—	—	2,026	0.7%
III	—	2,211	—	—	—	4,130	—	6,341	2.2%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$46,381	$23,994	$42,727	$32,663	$32,405	$106,943	$1,892	$287,005	100.0%
Commercial real estate — non-owner occupied
Category
I	$67,053	$86,598	$90,413	$86,699	$68,548	$398,897	$40,541	$838,749	96.2%
II	—	—	—	—	—	18,868	—	18,868	2.2%
III	—	—	—	—	—	14,190	—	14,190	1.6%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$67,053	$86,598	$90,413	$86,699	$68,548	$431,955	$40,541	$871,807	100.0%
Construction
Category
I	$11,466	$45,653	$112,294	$9,683	$591	$5,068	$37,254	$222,009	93.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	454	8,155	5,972	—	14,581	6.2%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$11,466	$45,653	$112,294	$10,137	$8,746	$11,040	$37,254	$236,590	100.0%
Multi-family
Category
I	$48,355	$18,894	$97,418	$92,800	$58,742	$226,433	$2,320	$544,962	96.4%
II	—	—	—	7,338	2,578	789	—	10,705	1.9%
III	—	—	—	—	8,410	1,025	—	9,435	1.7%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$48,355	$18,894	$97,418	$100,138	$69,730	$228,247	$2,320	$565,102	100.0%
1-4 family
Category
I	$16,524	$12,947	$1,429	$4,557	$2,053	$3,807	$25,418	$66,735	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$16,524	$12,947	$1,429	$4,557	$2,053	$3,807	$25,418	$66,735	100.0%
Commercial and industrial
Category
I	$188,128	$192,178	$153,791	$58,926	$38,358	$33,091	$452,978	$1,117,450	88.4%
II	—	14,303	13,976	6,017	1,401	2,721	35,490	73,908	5.8%
III	672	6,116	5,583	4,505	599	4,142	27,623	49,240	3.9%
IV	338	1,255	3,617	3,339	432	2,403	12,129	23,513	1.9%
Total	$189,138	$213,852	$176,967	$72,787	$40,790	$42,357	$528,220	$1,264,111	100.0%
Consumer and other
Category
I	$7,288	$6,371	$4,569	$5,625	$2,451	$12,489	$6,530	$45,323	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$7,288	$6,371	$4,569	$5,625	$2,451	$12,489	$6,530	$45,323	100.0%
Total Loans
Category
I	$385,195	$384,424	$500,615	$290,953	$203,148	$782,598	$566,933	$3,113,866	93.3%
II	—	14,303	16,002	13,355	3,979	22,378	35,490	105,507	3.2%
III	672	8,327	5,583	4,959	17,164	29,459	27,623	93,787	2.8%
IV	338	1,255	3,617	3,339	432	2,403	12,129	23,513	0.7%
Total	$386,205	$408,309	$525,817	$312,606	$224,723	$836,838	$642,175	$3,336,673	100.0%

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$26,508	$45,066	$42,849	$34,486	$37,078	$85,405	$447	$271,839	99.4%
II	—	—	—	—	—	—	—	—	0.0%
III	750	—	—	—	—	217	—	967	0.4%
IV	—	—	—	—	—	591	—	591	0.2%
Total	$27,258	$45,066	$42,849	$34,486	$37,078	$86,213	$447	$273,397	100.0%
Commercial real estate — non-owner occupied
Category
I	$80,371	$85,651	$89,181	$69,129	$85,238	$340,802	$37,129	$787,501	93.2%
II	—	—	—	—	2,150	31,720	—	33,870	4.0%
III	—	638	—	—	—	23,289	—	23,927	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$80,371	$86,289	$89,181	$69,129	$87,388	$395,811	$37,129	$845,298	100.0%
Construction
Category
I	$36,135	$110,437	$24,302	$1,183	$719	$5,520	$28,205	$206,501	93.4%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	454	8,155	5,713	263	—	14,585	6.6%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$36,135	$110,437	$24,756	$9,338	$6,432	$5,783	$28,205	$221,086	100.0%
Multi-family
Category
I	$40,079	$102,886	$74,753	$66,775	$97,303	$134,331	$2,288	$518,415	97.6%
II	—	—	7,407	2,584	—	1,043	—	11,034	2.1%
III	—	—	—	1,404	—	—	—	1,404	0.3%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$40,079	$102,886	$82,160	$70,763	$97,303	$135,374	$2,288	$530,853	99.9%
1-4 family
Category
I	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496	100.0%
Commercial and industrial
Category
I	$259,976	$216,621	$93,119	$52,066	$23,960	$27,370	$405,499	$1,078,611	93.7%
II	316	2,700	2,657	—	470	8	7,676	13,827	1.2%
III	4,205	5,418	3,909	1,379	2,446	3,957	10,192	31,506	2.7%
IV	536	4,060	6,245	1,038	274	2,519	13,104	27,776	2.4%
Total	$265,033	$228,799	$105,930	$54,483	$27,150	$33,854	$436,471	$1,151,720	100.0%
Consumer and other
Category
I	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000	100.0%
Total Loans
Category
I	$465,244	$570,105	$338,625	$228,739	$257,574	$599,491	$494,585	$2,954,363	94.9%
II	316	2,700	10,064	2,584	2,620	32,771	7,676	58,731	1.9%
III	4,955	6,056	4,363	10,938	8,159	27,726	10,192	72,389	2.3%
IV	536	4,060	6,245	1,038	274	3,110	13,104	28,367	0.9%
Total	$471,051	$582,921	$359,297	$243,299	$268,627	$663,098	$525,557	$3,113,850	100.0%

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$287,005	$287,005
Non-owner occupied	3,593	—	—	3,593	868,214	871,807
Construction	—	—	—	—	236,590	236,590
Multi-family	—	—	—	—	565,102	565,102
1-4 family	—	—	—	—	66,735	66,735
Commercial and industrial	1,175	774	16,474	18,423	1,245,688	1,264,111
Consumer and other	—	—	—	—	45,323	45,323
Total	$4,768	$774	$16,474	$22,016	$3,314,657	$3,336,673
Percent of portfolio	0.14%	0.02%	0.49%	0.65%	99.35%	100.00%

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$1,102	$—	$—	$1,102	$272,295	$273,397
Non-owner occupied	—	—	—	—	845,298	845,298
Construction	14,321	263	—	14,584	206,502	221,086
Multi-family	—	—	—	—	530,853	530,853
1-4 family	—	—	—	—	46,496	46,496
Commercial and industrial	5,405	1,072	18,984	25,461	1,126,259	1,151,720
Consumer and other	—	10	—	10	44,990	45,000
Total	$20,828	$1,345	$18,984	$41,157	$3,072,693	$3,113,850
Percent of portfolio	0.67%	0.04%	0.61%	1.32%	98.68%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

September 30, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	—	—
Commercial and industrial	8,331	15,182	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$8,331	$15,182	$—

	December 31, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$591	$—
Commercial real estate — non-owner occupied	—	—	—
Construction	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	591	—
Commercial and industrial	13,125	14,651	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$13,125	$15,242	$—

	September 30, 2025	December 31, 2024
Total non-accrual loans and leases to gross loans and leases	0.70%	0.91%
Allowance for credit losses to gross loans and leases	1.15	1.20
Allowance for credit losses to non-accrual loans and leases	163.24	131.38

The following table presents the amortized cost basis of the non-accrual, collateral-dependent loans as of:

	September 30, 2025	December 31, 2024
	(In Thousands)
Equipment	$16,097	$12,178
Real Estate	935	7,724
Accounts Receivable	6,113	6,570
Other	504	2,053
Total	$23,649	$28,525

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	302	6,016	6,318	0.50
Total	$—	$—	$—	$302	$6,016	$6,318	0.19%

	For the Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$5,901	$—	$—	$—	$5,901	0.32%
Commercial and industrial	—	1,847	477	—	—	2,324	0.20
Total	$—	$7,748	$477	$—	$—	$8,225	0.27%

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

For the Nine Months Ended September 30, 2025
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.00
Commercial and industrial	—	2.25	0.50	0.50
Total	$—	2.25%	0.50	0.50

	For the Nine Months Ended September 30, 2024
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.75
Commercial and industrial	—	0.00	1.01	0.67
Total	$—	0.00%	1.01	1.42

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2025 and 2024 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

	For the Nine Months Ended September 30, 2025
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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2024, the Corporation selected a forecast which estimates unemployment between 4.12% and 4.20% and GDP growth change between 1.85% and 2.65% over the next four quarters. As of September 30, 2025, the Corporation selected a forecast which estimates unemployment between 4.36% and 4.75% and GDP growth change between 1.34% and 1.82% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Charge-offs	—	—	—	—	—	(1,706)	(2)	(1,708)
Recoveries	—	—	—	—	6	434	—	440
Net recoveries (charge-offs)	—	—	—	—	6	(1,272)	(2)	(1,268)
Provision (credit) for credit losses	160	421	374	59	118	357	(49)	1,440
Ending balance	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382
Components:
Allowance for credit losses on loans	$1,837	$6,689	$1,930	$6,103	$527	$19,282	$322	$36,690
Allowance for credit losses on unfunded credit commitments	8	62	911	15	26	639	31	1,692
Total ACL	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382

	As of and for the Three Months Ended September 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,531	$6,415	$3,045	$3,752	$461	$19,280	$466	$34,950
Charge-offs	—	—	—	—	—	(1,619)	—	(1,619)
Recoveries	1	—	—	—	6	84	—	91
Net recoveries (charge-offs)	1	—	—	—	6	(1,535)	—	(1,528)
Provision (credit) for credit losses	70	(325)	483	(17)	12	1,911	(47)	2,087
Ending balance	$1,602	$6,090	$3,528	$3,735	$479	$19,656	$419	$35,509
Components:
Allowance for credit losses on loans	$1,588	$6,048	$2,518	$3,710	$439	$19,010	$375	$33,688
Allowance for credit losses on unfunded credit commitments	14	42	1,010	25	40	646	44	1,821
Total ACL	$1,602	$6,090	$3,528	$3,735	$479	$19,656	$419	$35,509

	As of and for the Nine Months Ended September 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(6,844)	(12)	(6,856)
Recoveries	2	—	—	—	19	1,149	—	1,170
Net recoveries (charge-offs)	2	—	—	—	19	(5,695)	(12)	(5,686)
Provision for credit losses	214	859	15	1,505	11	4,146	50	6,800
Ending balance	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382
Components:
Allowance for credit losses on loans	$1,837	$6,689	$1,930	$6,103	$527	$19,282	$322	$36,690
Allowance for credit losses on unfunded credit commitments	8	62	911	15	26	639	31	1,692
Total ACL	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382

	As of and for the Nine Months Ended September 30, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(4,101)	(22)	(4,123)
Recoveries	2	—	—	—	121	365	21	509
Net recoveries (charge-offs)	2	—	—	—	121	(3,736)	(1)	(3,614)
Provision for credit losses	60	454	1,403	164	92	3,984	(31)	6,126
Ending balance	$1,602	$6,090	$3,528	$3,735	$479	$19,656	$419	$35,509
Components:
Allowance for credit losses on loans	$1,588	$6,048	$2,518	$3,710	$439	$19,010	$375	$33,688
Allowance for credit losses on unfunded credit commitments	14	42	1,010	25	40	646	44	1,821
Total ACL	$1,602	$6,090	$3,528	$3,735	$479	$19,656	$419	$35,509

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at September 30, 2025 and December 31, 2024. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of September 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,837	$6,689	$1,930	$6,103	$527	$13,657	$322	$31,065
Individually evaluated for credit loss	—	—	—	—	—	5,625	—	5,625
Total	$1,837	$6,689	$1,930	$6,103	$527	$19,282	$322	$36,690
Loans and lease receivables:
Collectively evaluated for credit losses	$287,005	$871,807	$236,590	$565,102	$66,735	$1,240,598	$45,323	$3,313,160
Individually evaluated for credit loss	—	—	—	—	—	23,513	—	23,513
Total	$287,005	$871,807	$236,590	$565,102	$66,735	$1,264,111	$45,323	$3,336,673

	As of December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,615	$5,843	$2,022	$4,597	$492	$12,016	$282	$26,867
Individually evaluated for credit loss	—	—	—	—	—	8,918	—	8,918
Total	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Loans and lease receivables:
Collectively evaluated for credit losses	$272,806	$845,298	$221,086	$530,853	$46,496	$1,123,944	$45,000	$3,085,483
Individually evaluated for credit loss	591	—	—	—	—	27,776	—	28,367
Total	$273,397	$845,298	$221,086	$530,853	$46,496	$1,151,720	$45,000	$3,113,850

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

The components of total lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Operating lease cost	$336	$333	$1,006	$1,028
Short-term lease cost	36	31	126	106
Variable lease cost	128	143	402	430
Total lease cost, net	$500	$507	$1,534	$1,564

Quantitative information regarding the Corporation’s operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.19	6.93
Weighted-average discount rate	3.16%	3.37%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2025	$401
2026	1,623
2027	1,647
2028	1,285
2029	933
Thereafter	2,843
Total undiscounted cash flows	8,732
Discount on cash flows	(1,045)
Total lease liability	$7,687

Note 7 — Other Assets

A summary of accrued interest receivable and other assets was as follows:

	September 30, 2025	December 31, 2024
	(In Thousands)
Accrued interest receivable	$13,728	$12,879
Net deferred tax asset	12,536	12,599
Investment in historic development entities	2,265	4,133
Investment in low-income housing development entities	48,800	40,259
Investment in limited partnerships	16,871	14,680
Prepaid expenses	5,772	4,221
Other assets	9,033	10,288
Total accrued interest receivable and other assets	$109,005	$99,059

For the nine months ended September 30, 2025 and 2024, the Corporation amortized tax credit investments of $4.1 million and $3.9 million, respectively, and recognized tax credits and other benefits for the nine months ended September 30, 2025 and 2024 of $5.3 million and $5.0 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	September 30, 2025		December 31, 2024
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$400,697	$413,767	$436,111	$441,313
Interest-bearing transaction accounts	1,050,233	988,345	965,637	884,321
Money market accounts	840,477	835,108	809,695	815,603
Certificates of deposit	300,703	215,785	184,986	237,228
Wholesale deposits	740,961	741,178	710,711	515,196
Total deposits	$3,333,071	$3,194,183	$3,107,140	$2,893,661

A summary of annual maturities of core and wholesale certificates of deposit at September 30, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$452,061
2026	237,409
2027	124,185
2028	30,339
2029	18,462
Thereafter	8,905
$871,361

Wholesale deposits include $570.7 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at September 30, 2025, compared to $515.6 million and $195.1 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2024. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included above. As of September 30, 2025, the notional amount of derivatives designated as cash flow hedges totaled $448.8 million with a weighted average remaining maturity of 3.31 years and a weighted average rate of 3.72%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $131.7 million at September 30, 2025 and $67.3 million at December 31, 2024.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	September 30, 2025			December 31, 2024
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$211,901	$265,555	3.20%	$265,350	$282,437	2.73%
Line of credit	—	2	4.24	—	1,229	8.03
Other borrowings	—	5	—	10	10	—
Subordinated notes and debentures	54,776	54,727	6.43	54,689	49,833	6.36
	$266,677	$320,289	3.75	$320,049	$333,509	3.30

A summary of annual maturities of borrowings at September 30, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2025	$74,400
2026	65,000
2027	10,000
2028	10,450
2029	24,119
Thereafter	82,708
$266,677

The Corporation has entered into derivative contracts hedging a portion of the borrowings included above. As of September 30, 2025, the notional amount of derivatives designated as cash flow hedges totaled $48.4 million with a weighted average remaining maturity of 2.37 years and a weighted average rate of 2.52%.

As of September 30, 2025 and December 31, 2024, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 12, 2025, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 18, 2026.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2025, the Board of Directors declared an aggregate preferred stock dividend of $218,000 and $656,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of September 30, 2025, the Corporation has invested $15.9 million of its $27.0 million in committed capital toward limited partnership investments, the majority of which are qualified SBIC funds.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $502,000 and $645,000 at September 30, 2025 and December 31, 2024, respectively, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Balance at the beginning of the period	$507	$906	$645	$955
SBA recourse (benefit) expense	(5)	466	(64)	583
Charge-offs, net	—	(40)	(79)	(206)
Balance at the end of the period	$502	$1,332	$502	$1,332

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,862	$—	$4,862
U.S. government agency securities - government-sponsored enterprises	—	2,293	—	2,293
Municipal securities	—	43,187	—	43,187
Residential mortgage-backed securities - government issued	—	156,794	—	156,794
Residential mortgage-backed securities - government- sponsored enterprises	—	162,218	—	162,218
Commercial mortgage-backed securities - government issued	—	2,122	—	2,122
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,635	—	39,635
Interest rate swaps	—	37,634	—	37,634
Liabilities:
Interest rate swaps	—	38,726	—	38,726

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,718	$—	$4,718
U.S. government agency securities - government-sponsored enterprises	—	3,153	—	3,153
Municipal securities	—	34,861	—	34,861
Residential mortgage-backed securities - government issued	—	123,223	—	123,223
Residential mortgage-backed securities - government- sponsored enterprises	—	134,765	—	134,765
Commercial mortgage-backed securities - government issued	—	2,224	—	2,224
Commercial mortgage-backed securities - government- sponsored enterprises	—	38,448	—	38,448
Interest rate swaps	—	65,762	—	65,762
Liabilities:
Interest rate swaps	—	57,068	—	57,068

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2025 or the year ended December 31, 2024 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$9,557	$9,557
Repossessed assets	—	—	—	—
Loan servicing rights	—	—	1,373	1,373

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,506	$7,506
Repossessed assets	—	—	51	51
Loan servicing rights	—	—	1,245	1,245

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $9.6 million and $7.5 million at September 30, 2025 and December 31, 2024, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 13% - 100% as of the measurement date of September 30, 2025. The weighted average of those unobservable inputs was 37%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$44,349	$44,349	$44,349	$—	$—
Securities available-for-sale	411,111	411,111	—	411,111	—
Securities held-to-maturity	5,584	5,501	—	5,501	—
Loans held for sale	13,482	14,561	—	14,561	—
Loans and lease receivables, net	3,298,266	3,285,992	—	—	3,285,992
Federal Home Loan Bank stock	9,605	N/A	N/A	N/A	N/A
Accrued interest receivable	13,728	13,728	13,728	—	—
Interest rate swaps	37,634	37,634	—	37,634	—
Financial liabilities:
Deposits	3,333,071	3,332,359	2,478,496	853,863	—
Federal Home Loan Bank advances and other borrowings	266,677	264,788	—	264,788	—
Accrued interest payable	10,159	10,159	10,159	—	—
Interest rate swaps	38,726	38,726	—	38,726	—
Off-balance sheet items:
Standby letters of credit	222	222	—	—	222

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$157,702	$157,702	$157,702	$—	$—
Securities available-for-sale	341,392	341,392	—	341,392	—
Securities held-to-maturity	6,741	6,535	—	6,535	—
Loans held for sale	13,498	14,577	—	14,577	—
Loans and lease receivables, net	3,077,343	3,049,890	—	—	3,049,890
Federal Home Loan Bank stock	11,616	N/A	N/A	N/A	N/A
Accrued interest receivable	12,879	12,879	12,879	—	—
Interest rate swaps	65,762	65,762	—	65,762	—
Financial liabilities:
Deposits	3,107,140	3,107,068	2,406,532	700,536	—
Federal Home Loan Bank advances and other borrowings	320,049	314,175	—	314,175	—
Accrued interest payable	10,175	10,175	10,175	—	—
Interest rate swaps	57,068	57,068	—	57,068	—
Off-balance sheet items:
Standby letters of credit	209	209	—	—	209

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of September 30, 2025 and December 31, 2024, the credit valuation allowance was $116,000 and $149,000, respectively.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $35.5 million and gross derivative liability of $10.2 million as of September 30, 2025.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2025 and 2024 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $665,000 and $9.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2025, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $11.6 million and $6.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2024, respectively, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $13,000 and $257,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2025, respectively, and there was no ineffective portion of the hedges. A pre-tax unrealized loss of $246,000 and $24,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2024, respectively, and there was no ineffective portion of the hedges.

	As of September 30, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	49	$580,438	3.87	$10,157
Interest rate swap agreements on loans with third-party counterparties	114	1,139,194	4.44	25,377
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.53	$757
Interest rate swap related to wholesale funding	4	48,400	2.37	1,343
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	65	$558,756	5.04	$35,534
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	44	$448,755	3.31	$3,192

	As of December 31, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	20	$232,488	4.55	$2,015
Interest rate swap agreements on loans with third-party counter parties	106	1,022,365	5.24	54,544
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	7.28	$1,014
Interest rate swap related to wholesale funding	36	384,655	3.95	8,189
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	86	$789,877	5.44	$56,559
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	10	$100,000	1.55	$509

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

As of September 30, 2025, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of September 30, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$452,731	12.18%	$297,419	8.00%	$390,363	10.50%	N/A	N/A
First Business Bank	450,613	12.12	297,482	8.00	390,445	10.50	$371,853	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$359,409	9.67%	$223,064	6.00%	$316,008	8.50%	N/A	N/A
First Business Bank	412,067	11.08	223,112	6.00	316,075	8.50	$297,482	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$347,417	9.34%	$167,298	4.50%	$260,242	7.00%	N/A	N/A
First Business Bank	412,067	11.08	167,334	4.50	260,297	7.00	$241,704	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$359,409	8.87%	$162,031	4.00%	$162,031	4.00%	N/A	N/A
First Business Bank	412,067	10.18	161,895	4.00	161,895	4.00	$202,369	5.00%

	As of December 31, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$421,639	12.08%	$279,330	8.00%	$366,621	10.50%	N/A	N/A
First Business Bank	417,965	11.97	279,342	8.00	366,636	10.50	$349,177	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$329,796	9.45%	$209,498	6.00%	$296,788	8.50%	N/A	N/A
First Business Bank	380,811	10.91	209,506	6.00	296,801	8.50	$279,342	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$317,804	9.10%	$157,123	4.50%	$244,414	7.00%	N/A	N/A
First Business Bank	380,811	10.91	157,130	4.50	244,424	7.00	$226,965	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$329,796	8.78%	$150,256	4.00%	$150,256	4.00%	N/A	N/A
First Business Bank	380,811	10.17	150,207	4.00	150,207	4.00	$187,759	5.00%

(1)
2025 and 2024 capital amounts include $338,000 and $677,000, respectively, of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

Note 15 — Segment Information

The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided by the Corporation’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business. These components are then aggregated if operating performance, products and services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Corporation’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Corporation’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and return on assets. The chief operating decision maker uses consolidated net income to benchmark the Corporation against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results is used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, compensation expense, and provision for credit losses provide significant expenses in the banking operations. All operations are domestic.

	As of and for the Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Interest income	$184,558	$173,020
Reconciliation of revenue
Other revenues	24,475	21,246
Total consolidated revenues	209,033	194,266
Less: interest expense	82,630	81,961
Segment net interest and non-interest income	126,403	112,305
Less:
Provision for credit losses	6,800	6,126
Compensation expense	50,723	47,570
Other segment items	24,665	22,759
Income tax expense	7,229	6,020
Segment and consolidated net income	$36,986	$29,830

Other segment disclosures:
Interest income	$184,558	$173,020
Interest expense	82,630	81,961
Depreciation, amortization, and accretion	2,824	2,723
Other significant noncash item:
Provision for credit losses	6,800	6,126
Segment assets	4,034,845	3,715,724
Expenses for segment assets	75,388	70,329

Reconciliation of assets:
Total assets for reportable segments	$4,034,845	$3,715,724
Other assets	—	—
Total consolidated assets	$4,034,845	$3,715,724

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
•
Uncertainty created by potential federal government actions relating to the authority of regulatory agencies (including bank regulators), international trade policy, prolonged shutdown of the federal government, and other significant policy matters.
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

Overview

We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC, a wholly-owned subsidiary of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth management services, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, SBA lending and servicing, treasury management services, and company retirement plans. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services, asset liability management services, and asset liability management process validation for other financial institutions. We do not utilize a branch network to attract retail clients. Our operating model is predicated on deep client relationships, financial expertise, and an efficient, centralized administration function delivering best in class client satisfaction. Our focused model allows experienced staff to provide the level of financial expertise needed to develop and maintain long-term relationships with our clients.

Financial Performance Summary

Results as of and for the three and nine months ended September 30, 2025 include:

•
Net income available to common shareholders totaled $14.2 million, or diluted earnings per share of $1.70, for the three months ended September 30, 2025, compared to $10.3 million, or diluted earnings per share of $1.24, for the same period in 2024. Net income available to common shareholders totaled $36.3 million, or diluted earnings per share of $4.37, for the nine months ended September 30, 2025, compared to $29.2 million, or diluted earnings per share of $3.50, for the same period in 2024.
•
Annualized return on average assets (“ROAA”) for the three months ended September 30, 2025 measured 1.40% compared to 1.13% for the same period in 2024. Annualized ROAA for the nine months ended September 30, 2025 measured 1.23% compared to 1.08% for the same period in 2024.
•
Return on average tangible common equity (“ROATCE”) is defined as net income available to common shareholders divided by average equity less average intangible assets and average preferred stock. ROATCE was 17.29% for the three months ended September 30, 2025, compared to 14.40% for the same period in 2024. ROATCE was 15.23% for the nine months ended September 30, 2025, compared to 13.98% for the same period in 2024.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, for the three months ended September 30, 2025 was $18.9 million, compared to $15.4 million in the same period in 2024. PTPP for the nine months ended September 30, 2025 was $51.1 million, compared to $42.7 million in the same period in 2024.
•
Fees in lieu of interest ("FILOI"), defined as prepayment fees, asset-based loan fees, non-accrual interest, and loan fee amortization, totaled $2.2 million for the three months ended September 30, 2025, compared to $1.0 million for the same period in 2024. FILOI totaled $5.9 million for the nine months ended September 30, 2025, compared to $3.2 million for the same period in 2024.
•
Net interest margin was 3.68% for the three months ended September 30, 2025 compared to 3.64% for the same period in 2024. Net interest margin was 3.68% for the nine months ended September 30, 2025 compared to 3.62% for the same period in 2024.

•
Top line revenue, defined as net interest income plus non-interest income, totaled $44.5 million for the three months ended September 30, 2025, compared to $38.1 million in the same period in 2024. Top line revenue totaled $126.4 million for the nine months ended September 30, 2025, compared to $112.3 million in the same period in 2024.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 16.3% for the nine months ended September 30, 2025 compared to 16.8% for the same period in 2024.
•
Provision for credit losses was $1.4 million for the three months ended September 30, 2025 compared to $2.1 million for the same period in 2024. Provision for credit losses was $6.8 million for the nine months ended September 30, 2025 compared to $6.1 million for the same period in 2024.
•
Total assets at September 30, 2025 increased $181.6 million, or 6.3% annualized, to $4.035 billion from $3.853 billion at December 31, 2024.
•
Period-end gross loans and leases receivable increased $222.8 million, or 9.5% annualized, to $3.337 billion as of September 30, 2025 compared to $3.114 billion as of December 31, 2024. Average gross loans and leases of $3.241 billion increased $279.9 million, or 9.5%, for the nine months ended September 30, 2025, compared to $2.961 billion for the same period in 2024.
•
Non-performing assets were $23.5 million and 0.58% of total assets as of September 30, 2025, compared to $28.4 million and 0.74% of total assets as of December 31, 2024.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $1.1 million compared to December 31, 2024. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.15% of total loans, compared to 1.20% at December 31, 2024.
•
Period-end core deposits at September 30, 2025 increased $195.7 million, or 10.9% annualized, to $2.592 billion from $2.396 billion as of December 31, 2024. Average core deposits of $2.453 billion increased $87.5 million or 3.7%, for the nine months ended September 30, 2025, compared to $2.366 billion for the same period in 2024.
•
Private wealth and trust assets under management and administration increased by $395.1 million, or 15.4% annualized, to $3.814 billion at September 30, 2025, compared to $3.419 billion at December 31, 2024. Private wealth trust assets under management and administration increased $415.9 million, or 12.2%, compared to September 30, 2024.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $6.5 million, or 17.0%, for the three months ended September 30, 2025, compared to the same period in 2024, due to a 12.5% increase in net interest income and a 36.5% increase in non-interest income. The increase in net interest income was primarily driven by an increase in average loans and leases outstanding, as well as an increase in FILOI. The increase in non-interest income was due primarily to an increase in nonrecurring fee income in accounts receivable financing and an increase in income from Small Business Investment Company ("SBIC") funds.

Top line revenue increased $14.1 million, or 12.6%, for the nine months ended September 30, 2025, compared to the same period in 2024, due to an 11.9% increase in net interest income and a 15.2% increase in non-interest income. The increase in net interest income was driven by an increase in average loans and leases outstanding as well as an increase in FILOI. The increase in non-interest income was due to increases in gains on the sale of SBA loans, private wealth fee income, and nonrecurring fee income in accounts receivable financing, partially offset by decreases in loan fees and income from SBIC funds.

The components of top line revenue were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$34,886	$31,007	$3,879	12.5%	$101,928	$91,059	$10,869	11.9%
Non-interest income	9,640	7,064	2,576	36.5	24,475	21,246	3,229	15.2
Top line revenue	$44,526	$38,071	$6,455	17.0	$126,403	$112,305	$14,098	12.6

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Tangible Common Equity (“ROATCE”)

ROAA for the three and nine months ended September 30, 2025 was 1.40% and 1.23%, respectively, compared to 1.13% and 1.08% for the three and nine months ended September 30, 2024, respectively. The increase in ROAA for the nine months was due to increases in net interest income and non-interest income, partially offset by an increase in operating expenses and income tax expense. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE for the three and nine months ended September 30, 2025 was 17.3% and 15.2%, respectively, compared to 14.4% and 14.0% for the three and nine months ended September 30, 2024. The reasons for the change in ROATCE are consistent with the net income variance explanation as discussed under ROAA above. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 57.4% and 59.5% for the three and nine months ended September 30, 2025, compared to 59.4% and 62.0% for the three and nine months ended September 30, 2024. The percentage increase in top line revenue exceeded the percentage increase in operating expenses, resulting in positive quarterly operating leverage. Revenue increased for the reasons stated above in the Top Line Revenue section, while operating expenses increased at a slower rate in the periods of comparison as described in the Non-Interest Expense section. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for three and nine months ended September 30, 2025 were $18.9 million, up 22.1%, and $51.1 million, up 19.6%, compared to $15.4 million and $42.7 million for the three and nine months ended September 30, 2024. PTPP adjusted earnings is defined as operating revenue less operating expense. The increase in PTPP adjusted earnings was primarily driven by increases in both net interest income and non-interest income, partially offset by an increase in operating expenses. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings is a non-GAAP measure that allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measures, including ROAA and ROATCE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$25,700	$23,107	$2,593	11.2%	$75,388	$70,329	$5,059	7.2%
Less:
Net loss (gain) on repossessed assets	31	11	20	NM	27	162	(135)	NM
Impairment of tax credit investments	—	—	—	NM	110	—	110	NM
SBA recourse provision	(5)	466	(471)	NM	(64)	583	(647)	NM
Contribution to First Business Charitable Foundation	234	—	234	NM	234	—	234	NM
Total operating expense (a)	$25,440	$22,630	$2,810	12.4	$75,081	$69,584	$5,497	7.9
Net interest income	$34,886	$31,007	$3,879	12.5	$101,928	$91,059	$10,869	11.9
Total non-interest income	9,640	7,064	2,576	36.5	24,475	21,246	3,229	15.2
Less:
Bank-owned life insurance claim	234	—	234	NM	234	—	234	NM
Net loss on sale of securities	—	—	—	NM	—	(8)	8	NM
Adjusted non-interest income	9,406	7,064	2,342	33.2	24,241	21,254	2,987	14.1
Operating revenue (b)	$44,292	$38,071	$6,221	16.3	$126,169	$112,313	$13,856	12.3
Efficiency ratio	57.44%	59.44%			59.51%	61.96%

Pre-tax, pre-provision adjusted earnings (b-a)	$18,852	$15,441	$3,411	22.1	$51,088	$42,729	$8,359	19.6
Average total assets	$4,043,516	$3,636,887	$406,629	11.2	$3,938,726	$3,585,868	$352,858	9.8

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2025 Compared to 2024			2025 Compared to 2024
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,474)	$2,953	$1,479	$(4,568)	$8,859	$4,291
Commercial and industrial loans(1)	(173)	1,701	1,528	(693)	5,959	5,266
Consumer and other loans(1)	(15)	2	(13)	(50)	(59)	(109)
Total loans and leases receivable	(1,662)	4,656	2,994	(5,311)	14,759	9,448
Mortgage-related securities	231	852	1,083	641	2,285	2,926
Other investment securities	(25)	(24)	(49)	(282)	(268)	(550)
FHLB and FRB Stock	5	(65)	(60)	(21)	(24)	(45)
Short-term investments	(129)	580	451	(508)	267	(241)
Total net change in income on interest-earning assets	(1,580)	5,999	4,419	(5,481)	17,019	11,538
Interest-bearing liabilities
Transaction accounts	(1,303)	1,661	358	(4,688)	3,238	(1,450)
Money market accounts	(1,608)	11	(1,597)	(4,640)	755	(3,885)
Certificates of deposit	(457)	624	167	(1,276)	(990)	(2,266)
Wholesale deposits	(129)	2,249	2,120	(218)	7,628	7,410
Total deposits	(3,497)	4,545	1,048	(10,822)	10,631	(191)
FHLB advances	771	(1,191)	(420)	1,265	(645)	620
Other borrowings	(163)	75	(88)	4	236	240
Total net change in expense on interest-bearing liabilities	(2,889)	3,429	540	(9,553)	10,222	669
Net change in net interest income	$1,309	$2,570	$3,879	$4,072	$6,797	$10,869

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The tables below show our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2025 and 2024. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,986,541	$31,819	6.41%	$1,805,020	$30,340	6.72%
Commercial and industrial loans(1)	1,259,448	26,009	8.26	1,177,112	24,481	8.32
Consumer and other loans(1)	49,891	672	5.39	49,748	685	5.51
Total loans and leases receivable(1)	3,295,880	58,500	7.10	3,031,880	55,506	7.32
Mortgage-related securities(2)	350,971	3,745	4.27	269,842	2,662	3.95
Other investment securities(3)	47,367	266	2.25	51,446	315	2.45
FHLB and FRB stock	9,420	225	9.55	11,960	285	9.53
Short-term investments	90,852	1,010	4.45	40,406	559	5.53
Total interest-earning assets	3,794,490	63,746	6.72	3,405,534	59,327	6.97
Non-interest-earning assets	249,026			231,353
Total assets	$4,043,516			$3,636,887
Interest-bearing liabilities
Transaction accounts	$1,050,822	$8,809	3.35%	$864,936	$8,451	3.91%
Money market accounts	851,659	7,183	3.37	850,590	8,780	4.13
Certificates of deposit	278,191	2,751	3.96	219,315	2,584	4.71
Wholesale deposits	754,690	7,595	4.03	531,472	5,475	4.12
Total interest-bearing deposits	2,935,362	26,338	3.59	2,466,313	25,290	4.10
FHLB advances	207,762	1,639	3.16	278,103	2,059	2.96
Other borrowings	54,761	883	6.45	50,642	971	7.67
Total interest-bearing liabilities	3,197,885	28,860	3.61	2,795,058	28,320	4.05
Non-interest-bearing demand deposit accounts	416,359			440,161
Other non-interest-bearing liabilities	77,300			91,520
Total liabilities	3,691,544			3,326,739
Stockholders’ equity	351,972			310,148
Total liabilities and stockholders’ equity	$4,043,516			$3,636,887
Net interest income		$34,886			$31,007
Interest rate spread			3.11%			2.92%
Net interest-earning assets	$596,605			$610,476
Net interest margin			3.68%			3.64%
Average interest-earning assets to average interest-bearing liabilities	118.66%			121.84%
Return on average assets(4)	1.40%			1.13%
Return on average tangible common equity(4)	17.29%			14.40%
Average equity to average assets	8.70%			8.53%
Non-interest expense to average assets(4)	2.54%			2.54%

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,948,488	$92,050	6.30%	$1,764,133	$87,759	6.63%
Commercial and industrial loans(1)	1,243,468	76,340	8.19	1,146,495	71,074	8.27
Consumer and other loans(1)	48,952	2,005	5.46	50,386	2,114	5.59
Total loans and leases receivable(1)	3,240,908	170,395	7.01	2,961,014	160,947	7.25
Mortgage-related securities(2)	331,417	10,473	4.21	257,914	7,547	3.90
Other investment securities(3)	45,658	726	2.12	60,037	1,276	2.83
FHLB and FRB stock	11,949	814	9.08	12,294	859	9.32
Short-term investments	65,045	2,150	4.41	58,040	2,391	5.49
Total interest-earning assets	3,694,977	184,558	6.66	3,349,299	173,020	6.89
Non-interest-earning assets	243,749			236,569
Total assets	$3,938,726			$3,585,868
Interest-bearing liabilities
Transaction accounts	$988,345	$24,185	3.26%	$869,511	$25,635	3.93%
Money market accounts	835,108	20,724	3.31	809,593	24,609	4.05
Certificates of deposit	215,785	6,331	3.91	246,267	8,597	4.65
Wholesale deposits	741,178	22,371	4.02	488,543	14,961	4.08
Total interest-bearing deposits	2,780,416	73,611	3.53	2,413,914	73,802	4.08
FHLB advances	265,555	6,370	3.20	286,454	5,750	2.68
Other borrowings	54,734	2,649	6.45	49,863	2,409	6.44
Total interest-bearing liabilities	3,100,705	82,630	3.55	2,750,231	81,961	3.97
Non-interest-bearing demand deposit accounts	413,767			440,182
Other non-interest-bearing liabilities	82,074			93,430
Total liabilities	3,596,546			3,283,843
Stockholders’ equity	342,180			302,025
Total liabilities and stockholders’ equity	$3,938,726			$3,585,868
Net interest income		$101,928			$91,059
Interest rate spread			3.11%			2.91%
Net interest-earning assets	$594,272			$599,068
Net interest margin			3.68%			3.62%
Average interest-earning assets to average interest-bearing liabilities	119.17%			121.78%
Return on average assets(4)	1.23%			1.08%
Return on average tangible common equity(4)	15.23%			13.98%
Average equity to average assets	8.69%			8.42%
Non-interest expense to average assets(4)	2.55%			2.62%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning assets or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three and nine months ended September 30, 2025 and 2024. Additionally, adjusted total loans and leases receivable and adjusted total interest-earning assets excludes the volatile impact of FILOI.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Increase	2025	2024	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (4)		(Decrease)	Average Yield/Rate (4)		(Decrease)
Total loans and leases receivable (a)	7.10%	7.32%	(0.22)%	7.01%	7.25%	(0.24)%
Total interest-earning assets (b)	6.72%	6.97%	(0.25)%	6.66%	6.89%	(0.23)%
Adjusted total loans and leases receivable (1)(c)	6.84%	7.19%	(0.35)%	6.77%	7.11%	(0.34)%
Adjusted total interest-earning assets (1)(d)	6.49%	6.85%	(0.36)%	6.45%	6.76%	(0.31)%
Total core deposits (e)	2.89%	3.34%	(0.45)%	2.79%	3.32%	(0.53)%
Total bank funding (f)	3.14%	3.44%	(0.30)%	3.08%	3.38%	(0.30)%
Net interest margin (g)	3.68%	3.64%	0.04%	3.68%	3.62%	0.06%
Adjusted net interest margin (h)	3.44%	3.50%	(0.06)%	3.46%	3.46%	—%

Effective fed funds rate (3)(i)	4.30%	5.26%	(0.96)%	4.32%	5.31%	(0.99)%

Beta Calculations:
Total loans and leases receivable (a)/(i)			22.92%			24.24%
Total interest-earning assets (b)/(i)			26.04%			23.23%
Adjusted total loans and leases receivable (1)(c)/(i)			36.46%			34.34%
Adjusted total interest-earning assets (1)(d)/(i)			37.50%			31.31%
Total core deposits (e)/(i)			46.88%			53.54%
Total bank funding (2)(f)/(i)			31.25%			30.30%

(1)
Excluding fees in lieu of interest.
(2)
Total bank funding represents total deposits plus FHLB advances.
(3)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) retried from FRED, Federal Reserve Bank of St. Louis.
(4)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2025 and 2024

Net interest income increased $3.9 million, or 12.5%, and increased $10.9 million, or 11.9%, during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase in net interest income reflected an increase in average gross loans and leases, an increase in FILOI. FILOI, which vary from quarter to quarter, totaled $2.2 million and $5.9 million for the three and nine months ended September 30, 2025, compared to $1.0 million and $3.2 million for the same period in 2024. FILOI increased primarily due to reclassification of loan fees that were previously classified as non-interest income to interest income. Excluding FILOI, net interest income for the three and nine months ended September 30, 2025 increased $2.7 million, or 9.1%, and $8.1 million, or 9.3%, respectively. Average gross loans and leases for the three and nine months ended September 30, 2025 increased $264.0 million, or 8.7%, and $279.9 million, or 9.5%, respectively, compared to the three and nine months ended September 30, 2024.

Net interest margin increased to 3.68% for both the three and nine months ended September 30, 2025, compared to 3.64% and 3.62% for the three and nine months ended September 30, 2024. Adjusted net interest margin decreased to 3.44% and 3.46% for the three and nine months ended September 30, 2025, compared to 3.50% and 3.46% for the three and nine months ended September 30, 2024. Adjusted net interest margin is a non-GAAP measure representing net interest income excluding the impact of FILOI, and other recurring, but volatile, components of net interest margin divided by average interest-earning assets less other recurring, but volatile, components of average interest-earning assets. The primary driver of the decrease in adjusted net interest margin was driven by a decrease in the yield on interest-earning assets, partially offset by a decrease in the rate paid on total bank funding.

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

The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2025 compared to the same period in 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Change in qualitative factors	$(243)	$(444)	$(8)	$793
Change in quantitative factors	(173)	(330)	2,133	(380)
Charge-offs	1,708	1,619	6,856	4,123
Recoveries	(440)	(91)	(1,170)	(509)
Change in reserves on individually evaluated loans, net	(550)	757	(3,292)	348
Change due to loan growth, net	795	616	2,072	1,652
Change in unfunded credit commitment reserves	343	(40)	209	99
Total provision for credit losses	$1,440	$2,087	$6,800	$6,126

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

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2025 and 2024

Non-Interest Income

Non-interest income for the three months ended September 30, 2025 increased $2.6 million, or 36.5%, to $9.6 million compared to $7.1 million for the same period in 2024. The increase in total non-interest income was primarily driven by an increase in interest rate swap fees, private wealth fee income, income from nonrecurring fees in accounts receivable financing, bank-owned life insurance, and income from SBIC funds, partially offset by decrease in loan fees. Non-interest income for the nine months ended September 30, 2025 increased $3.2 million, or 15.2%, to $24.5 million compared to $21.2 million for the same period in 2024. The increase in total non-interest income was primarily driven by higher gains on the sale of SBA loans, an increase in private wealth fee income, income from nonrecurring fee in accounts receivable financing, and bank-owned life insurance, partially offset by lower loan fee income primarily due to a reclassification of certain types of C&I loan fees from non-interest income to interest income.

Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 21.7% and 19.4% of total revenues for the three and nine months ended September 30, 2025, respectively, compared to 18.6% and 18.9% for the three and nine months ended September 30, 2024.

The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$3,687	$3,264	$423	13.0%	$10,928	$9,835	$1,093	11.1%
Gain on sale of SBA loans	382	460	(78)	(17.0)	1,742	1,004	738	73.5
Service charges on deposits	1,151	920	231	25.1	3,303	2,810	493	17.5
Loan fees	501	812	(311)	(38.3)	1,313	2,486	(1,173)	(47.2)
Bank-owned life insurance income	965	416	549	132.0	2,016	1,231	785	63.8
Net loss on sale of securities	—	—	—	N/A	—	(8)	8	(100.0)
Swap fees	974	460	514	111.7	1,257	815	442	54.2
Other non-interest income	1,980	732	1,248	170.5	3,916	3,073	843	27.4
Total non-interest income	$9,640	$7,064	$2,576	36.5	$24,475	$21,246	$3,229	15.2
Fee income ratio(1)	21.7%	18.6%			19.4%	18.9%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Gain on sale of SBA loans decreased $78,000, or 17.0%, and increased $738,000, or 73.5%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Gain on sale of SBA loans varies period to period based on the amount of closed and fully funded loans. While quarterly gains may vary, management expects SBA loan production to continue growing year-over-year.

Private wealth fee income increased $423,000, or 13.0%, and $1.1 million, or 11.1% for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. Private wealth fee income is up compared to the prior year primarily due to an increase in assets under management and administration and increases in fee rates across the client base. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of September 30, 2025, private wealth and trust assets under management and administration increased $415.9 million, or 12.2%, totaling $3.814 billion compared to $3.398 billion as of September 30, 2024, due to an increase in market values, new clients, and new money from existing clients.

Service charges on deposits increased $231,000, or 25.1%, and $493,000, or 17.5% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase is primarily driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $148,000, or 9.1%, and $284,000, or 5.9%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Bank-owned life insurance income increased $549,000, or 132.0%, and $785,000, or 63.8%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase is primarily due to the purchase of new policies, totaling $24.5 million in the second quarter of 2025 and an insurance claim of $234,000 in the third quarter.

Loan fee income decreased $311,000, or 38.3%, and $1.2 million or 47.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The change is primarily due to the reclassification of certain types of C&I loan fees from non-interest income to interest income. Excluding this reclassification, loan fee income increased $135,000, or 37.0%, and $152,000, or 13.1% for the three and nine months ended September 30, 2025, respectively. The change excluding the reclassification is primarily due to an increase in traditional commercial loan fees and asset-based lending audit income.

Other non-interest income increased $1.2 million or 170.5%, and $843,000, or 27.4%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase is primarily due to returns on the Corporation's investments in SBIC funds. Income from SBIC funds varies from period to period based on changes in the realized and unrealized fair value of the underlying investments.

Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2025 and 2024

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2025 increased $2.6 million, or 11.2%, and $5.1 million, or 7.2%, respectively, compared to the same periods in 2024. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $2.8 million, or 12.4%, and $5.5 million, or 7.9%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in operating expense was primarily due to an increase in compensation expense.

The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Dollars in Thousands)
Compensation	$17,442	$15,198	$2,244	14.8%	$50,723	$47,570	$3,153	6.6%
Occupancy	567	585	(18)	(3.1)	1,721	1,785	(64)	(3.6)
Professional fees	1,071	1,305	(234)	(17.9)	4,016	4,348	(332)	(7.6)
Data processing	1,123	1,045	78	7.5	3,574	3,245	329	10.1
Marketing	876	922	(46)	(5.0)	2,906	2,591	315	12.2
Equipment	296	333	(37)	(11.1)	1,007	1,013	(6)	(0.6)
Computer software	1,826	1,608	218	13.6	5,085	4,581	504	11.0
FDIC insurance	817	810	7	0.9	2,432	2,032	400	19.7
Other non-interest expense	1,682	1,301	381	29.3	3,924	3,164	760	24.0
Total non-interest expense	$25,700	$23,107	$2,593	11.2	$75,388	$70,329	$5,059	7.2
Total operating expense(1)	$25,440	$22,630	$2,810	12.4	$75,081	$69,584	$5,497	7.9
Actual full-time equivalent employees	365	353			365	353

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three and nine months ended September 30, 2025 increased $2.2 million, or 14.8%, and $3.2 million, or 6.6%, respectively, compared to the same periods in 2024. The increase in compensation expense was primarily due to an increase in average full-time equivalent employees, annual merit increases and promotions, an increase in cash bonus accrual adjustment, and a decrease in capitalized labor related to software development. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended September 30, 2025 increasing to 361, up 1.7%, compared to 355 for the three months ended September 30, 2024.

Computer software expense increased $218,000, or 13.6%, and $504,000, or 11.0%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The overall increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

FDIC insurance expense increased $7,000, or 0.9%, and $400,000, or 19.7%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase for the nine months ended was primarily due to an increase in assessment rate and assessable base.

Marketing expense decreased $46,000, or 5.0%, and increased $315,000, or 12.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase for the nine months was primarily due to an increase in business development efforts and advertising projects related to the Corporation’s growth initiatives.

Other non-interest expense for the three and nine months ended September 30, 2025 increased $381,000, or 29.3%, and $760,000, or 24.0%, respectively, compared to the same periods in 2024. The increase was primarily due to an increase in liquidation expenses, donations, administrative costs in early stage limited partnership investments, partially offset by a decrease in SBA recourse provision.

Income Taxes

Income tax expense totaled $7.2 million for the nine months ended September 30, 2025 compared to $6.0 million for the same period in 2024. Income tax expense included a $1.2 million net benefit from tax credit investments compared to $1.1 million for the same period in 2024. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 16.3%. The Corporation expects to report an effective tax rate between 16% and 18% for 2025.

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

Financial Condition

General

Total assets increased by $181.6 million, or 6.3%, to $4.035 billion as of September 30, 2025 compared to $3.853 billion at December 31, 2024. The increase in total assets was primarily driven by increases in loans and leases receivable and available-for-sale securities partially offset by a decrease in short-term investments. Total liabilities increased by $151.9 million, or 5.7%, to $3.677 billion at September 30, 2025 compared to $3.525 billion at December 31, 2024. The increase in total liabilities was primarily due to an increase in core deposits. Total stockholders’ equity increased by $29.7 million, or 12.1%, to $358.3 million at September 30, 2025 compared to $328.6 million at December 31, 2024. The increase in total stockholders’ equity was primarily due to the retention of earnings partially offset by dividends paid to common and preferred stockholders.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $6.8 million to $36.3 million at September 30, 2025 from $29.5 million at December 31, 2024. Short-term investments decreased by $120.1 million to $8.1 million at September 30, 2025 from $128.2 million at December 31, 2024. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. The decrease compared to prior year-end is primarily due to cash management activity, including securities purchases and loan fundings. As of September 30, 2025 and December 31, 2024, interest-bearing deposits held at the FRB were $7.0 million and $127.8 million, respectively.

Securities

Total securities, including available-for-sale and held-to-maturity, increased by $68.6 million, or 19.7%, to $416.7 million, or 10.3% of total assets at September 30, 2025 compared to $348.1 million or 9.0% of total assets at December 31, 2024. During the nine months ended September 30, 2025, the Corporation recognized unrealized gains of $9.4 million before income taxes through other comprehensive income, compared to unrealized gains of $5.6 million for the same period in 2024. The unrealized gains in the current period were driven by the decrease in market interest rates. As of September 30, 2025 and December 31, 2024, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.0 and 5.2 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of September 30, 2025.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $220.9 million, or 9.6% annualized, to $3.298 billion at September 30, 2025 from $3.077 billion at December 31, 2024 primarily driven by commercial loan growth. Management expects to continue to manage loan growth towards our long term target of 10%.

Total commercial real estate (“CRE”) loans increased $110.1 million to $2.027 billion. The increase was primarily due to broad-based growth.

CRE loans represented 60.8% and 61.6% of our total loans as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, 14.2% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2024. We consider the owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

Commercial and Industrial ("C&I") loans increased $112.4 million, or 13.0% annualized, to $1.264 billion compared to December 31, 2024. The increase was due to growth in conventional commercial lending, floorplan financing, and asset-based lending loan portfolios.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of September 30,		As of December 31,
	2025		2024
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$287,005	8.6%	$273,397	8.8%
Commercial real estate — non-owner occupied	871,807	26.1%	845,298	27.1%
Construction	236,590	7.1%	221,086	7.1%
Multi-family	565,102	16.9%	530,853	17.1%
1-4 family	66,735	2.0%	46,496	1.5%
Total commercial real estate	2,027,239	60.7%	1,917,130	61.6%
Commercial and industrial	1,264,111	37.9%	1,151,720	37.0%
Consumer and other	45,323	1.4%	45,000	1.4%
Total gross loans and leases receivable	3,336,673	100.0%	3,113,850	100.0%
Less:
Allowance for credit losses	36,690		35,785
Deferred loan fees and costs, net	1,717		722
Loans and leases receivable, net	$3,298,266		$3,077,343

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of September 30, 2025:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	4%	33%	13%	12%	38%	100%
Commercial real estate — non- owner occupied	76% (1)	1%	9%	2%	12%	100%
Commercial and industrial	3%	28%	18%	8%	43%	100%

(1)
Includes approximately $283.0 million of office real estate, or 8% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of September 30,		As of December 31,
	2025		2024
	Amount Outstanding	% of Total Deposits	Amount Outstanding	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$400,697	12.0%	$436,111	14.0%
Interest-bearing transaction accounts	1,050,233	31.6%	965,637	31.1%
Money market accounts	840,477	25.2%	809,695	26.0%
Certificates of deposit	300,703	9.0%	184,986	6.0%
Wholesale deposits	740,961	22.2%	710,711	22.9%
Total deposits	$3,333,071	100.0%	$3,107,140	100.0%

Uninsured deposits	$1,100,868	33.0%	$980,278	31.5%
Less: uninsured deposits collateralized by pledged assets or letters of credit	72,561	2.2%	6,864	0.2%
Total uninsured, net collateralized deposits	$1,028,307	30.9%	$973,414	31.3%

As of September 30, 2025, total period-end deposits increased by $225.9 million, or 9.7% annualized, to $3.333 billion from $3.107 billion at December 31, 2024. As of September 30, 2025, total period-end core deposits increased $195.7 million, or 10.9% annualized, to $2.592 billion, compared to $2.396 billion at December 31, 2024. The increase in period-end core deposit balances is due to increases of $115.7 million in certificates of deposit, $84.6 million in interest-bearing transaction accounts, and $30.8 million in money market accounts, offset by a decrease of $35.4 million non-interest-bearing transaction accounts. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will continue to contribute to a net increase in deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits, consisting of all transaction accounts, money market accounts, and certificates of deposit, increased $222.0 million, or 9.35%, to $2.375 billion for the three months ended September 30, 2025 compared to $2.597 billion for the three months ended September 30, 2024. The Banks' average core deposits increased $87.5 million, or 3.7%, to $2.453 billion for the nine months ended September 30, 2025 compared to $2.366 billion for the nine months ended September 30, 2024.

FHLB Advances and Other Borrowings

As of September 30, 2025, FHLB advances and other borrowings decreased by $53.4 million, or 16.7%, to $266.7 million from $320.0 million at December 31, 2024. The decrease is primarily due to an increase in average deposit balances.

We may utilize FHLB advances to the extent we maintain an adequate level of excess borrowing capacity for liquidity and contingency funding purposes and pricing remains favorable in comparison to the wholesale deposit alternative. We will use FHLB advances and/or brokered certificates of deposit in specific maturity periods needed, typically three to five years, to match-fund fixed rate loans and effectively mitigate the interest rate risk measured through our asset/liability management process and to support asset growth initiatives while taking into consideration our operating goals and desired level of usage of wholesale funds. Please refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of September 30, 2025 and December 31, 2024.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2025, the Corporation paid $218,000 and $656,000, respectively, in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of September 30, 2025, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.139 billion, compared to $1.022 billion as of December 31, 2024. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between October 2025 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2025, the commercial borrower swaps were reported on the Consolidated Balance Sheet as a derivative asset of $10.2 million and liability of $35.5 million compared to a derivative asset of $2.0 million and liability of $56.6 million as of December 31, 2024. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between October 2025 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheet as a net derivative asset of $25.4 million as of September 30, 2025, compared to a net derivative asset of $54.5 million as of December 31, 2024. The gross amount of dealer counterparty swaps as of September 30, 2025, without regard to the enforceable master netting agreement, was a gross derivative liability of $10.2 million and gross derivative asset of $35.5 million, compared to a gross derivative liability of $2.0 million and gross derivative asset of $56.6 million as of December 31, 2024.

The Bank also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2025, the aggregate notional value of interest rate swaps designated as cash flow hedges was $497.2 million. These interest rate swaps mature between October 2025 and February 2041. A pre-tax unrealized loss of $665,000 and $9.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2025, respectively, and there was no ineffective portion of these hedges.

The Bank also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2025, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $13,000 and $257,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2025, respectively, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$591
Commercial real estate - non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	—	—
Total non-accrual commercial real estate	—	591
Commercial and industrial	23,513	27,776
Consumer and other	—	—
Total non-accrual loans and leases	23,513	28,367
Repossessed assets, net	—	51
Total non-performing assets	$23,513	$28,418

Total non-accrual loans and leases to gross loans and leases	0.70%	0.91%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	0.70	0.91
Total non-performing assets to total assets	0.58	0.74
Allowance for credit losses to gross loans and leases	1.15	1.20
Allowance for credit losses to non-accrual loans and leases	163.24	131.38

Non-performing assets decreased $4.9 million, to $23.5 million at September 30, 2025, compared to $28.4 million at December 31, 2024. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 0.70% and 0.91% at September 30, 2025 and December 31, 2024, respectively. The change in non-accrual loans and leases is primarily driven by pay-downs in the C&I portfolio and chargeoffs of previously reserved for equipment finance loans. We continue to expect full repayment of the one previously disclosed ABL loan that defaulted during the second quarter of 2023. The liquidation process under Chapter 7 bankruptcy and related litigation has delayed final resolution. The current balance of this loan is $6.1 million, compared to $6.4 million in the prior year quarter. Excluding this credit, non-performing assets totaled $17.4 million, or 0.43% of total assets in the current quarter and $22.2 million, or 0.58% of total assets at December 31, 2024.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets were 0.58% and 0.74% at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the payment performance of our loans and leases did not indicate any new areas of concern, as 99.30% and 99.09%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries as of September 30, 2025:

•
Transportation, Equipment Finance: $25 million, or 1%, of total loans - Management considered the following: $2.4 million,

or 10%, of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation, excluding Equipment Finance: $45 million or 1% of total loans - Management considered the following: One borrower with a balance of $6.0 million, or 13%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $283 million, or 8%, of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $552 million, or 17%, of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

As of September 30, 2025, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2025	2024	2024
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$8,331	$8,025	$13,125
Individually evaluated loans and leases with specific reserves required	15,182	11,339	15,242
Total individually evaluated loans and leases	23,513	19,364	28,367
Less: Specific reserves (included in allowance for credit losses)	5,625	6,339	8,918
Net carrying value of non-accrual loans and leases	$17,888	$13,025	$19,449
Average non-accrual loans and leases	$27,295	$19,761	$19,589

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $1.1 million, or 3.99%, to $38.4 million as of September 30, 2025 from $37.3 million as of December 31, 2024. The allowance for credit losses as a percentage of gross loans and leases was 1.15% as of September 30, 2025 compared to 1.20% as of December 31, 2024.

During the nine months ended September 30, 2025, we recorded net charge-offs of $5.7 million, comprised of $6.9 million of charge-offs and $1.2 million of recoveries, compared to net charge-offs $3.6 million, comprised of $4.1 million of charge-offs and $509,000 of recoveries during the nine months ended September 30, 2024. Charge-offs on Equipment Finance loans were higher in the nine months ended September 30, 2025 due to a change in policy which accelerated charge-offs by approximately one quarter. Management believes this change better reflects the impact of an accelerated collection and liquidation process. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

As of September 30, 2025 and December 31, 2024, our ratio of allowance for credit losses to total non-accrual loans and leases was 163.24% and 131.38%, respectively. This ratio increased primarily due to a decrease in non-accrual loans. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses. Given our business practices and evaluation of our existing loan and lease portfolio, we believe this coverage ratio is appropriate for the expected credit losses in our loan and lease portfolio as of September 30, 2025.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded and unfunded loan and lease portfolio was $38.4 million, or 1.15% of gross loans and leases, at September 30, 2025. Given the ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The following represents additional information regarding our allowance for credit losses:

	As of
	September 30, 2025		June 30, 2025		March 31, 2025		December 31, 2024
	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases
Allowance for credit losses:
Loans collectively evaluated	$31,065	0.93%	$30,685	0.94%	$28,813	0.90%	$26,867	0.86%
Loans individually evaluated	5,625	0.17%	6,176	0.19%	6,423	0.20%	8,918	0.29%
Unfunded commitments reserve	1,692		1,349		1,279		1,483
Total	38,382	1.15%	38,210	1.18%	36,515	1.15%	37,268	1.20%
Loans and lease receivables:	$3,334,956		$3,250,925		$3,184,400		$3,113,128

The following is a summary of the activity in the allowance for credit losses:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands)
Allowance at beginning of period	$38,210	$34,950	$37,268	$32,997
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(1,706)	(1,619)	(6,844)	(4,101)
Consumer and other	(2)	—	(12)	(22)
Total charge-offs	(1,708)	(1,619)	(6,856)	(4,123)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	1	2	2
Commercial real estate — non-owner occupied	—	—	—	—
Construction	—	—	—	—
Multi-family	—	—	—	—
1-4 family	6	6	19	121
Commercial and industrial	434	84	1,149	365
Consumer and other	—	—	—	21
Total recoveries	440	91	1,170	509
Net charge-offs	(1,268)	(1,528)	(5,686)	(3,614)
Provision for credit losses	1,440	2,087	6,800	6,126
Allowance at end of period	$38,382	$35,509	$38,382	$35,509
Components:
Allowance for credit losses on loans	$36,690	$33,688	$36,690	$33,688
Allowance for credit losses on unfunded credit commitments	1,692	1,821	1,692	1,821
Total ACL	$38,382	$35,509	$38,382	$35,509
Annualized net charge offs (recoveries) as a percentage of average gross loans and leases	0.15%	0.20%	0.23%	0.16%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2025 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on September 30, 2025, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of liquidity

	As of
(in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Short-term investments	$8,074	$72,520	$136,033	$128,207	$86,670
Collateral value of unencumbered pledged loans	906,042	893,499	973,494	444,453	397,852
Market value of unencumbered securities	376,783	347,196	324,365	310,125	279,191
Readily accessible liquidity	1,290,899	1,313,215	1,433,892	882,785	763,713

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	732,951	645,843	477,468	981,463	1,102,767
Total liquidity	$2,068,850	$2,004,058	$1,956,360	$1,909,248	$1,911,480
Total uninsured, net of collateralized deposits	1,028,307	1,001,519	1,046,003	973,414	1,077,741

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity decreased $22.3 million quarter over quarter due to a decrease in short-term investments, partially offset by purchases of unencumbered securities. Our readily accessible liquidity increased $408.1 million from December 31, 2024 due primarily to engagement with the FRB to confirm pledge value of additional loans. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.

We had $952.9 million of outstanding wholesale funds at September 30, 2025, compared to $976.1 million of wholesale funds as of December 31, 2024, which represented 26.9% and 28.9%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances and brokered certificates of deposit. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. Wholesale funds are also stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

We will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of September 30, 2025.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended September 30, 2025. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of September 30, 2025, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

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

During the nine months ended September 30, 2025, operating activities resulted in a net cash inflow of $45.6 million, which included net income of $37.0 million. Net cash used by investing activities for the nine months ended September 30, 2025 was $322.3 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in tax credit investments. Net cash provided by financing activities was $163.4 million for the nine months ended September 30, 2025 primarily due to a net increase in deposits. Please refer to the Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2025, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

	Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	September 30, 2025	December 31, 2024
Down 300	(1.79)%	(1.35)%
Down 200	(0.93)%	(0.10)%
Down 100	(0.64)%	0.10%
No Change	—	—
Up 100	0.87%	0.37%
Up 200	1.66%	0.75%
Up 300	2.43%	1.13%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of September 30, 2025, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	227	49.54	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	227	49.54	—	97,542

(1)
During the third quarter of 2025, the Corporation repurchased an aggregate 227 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchase under the April 26, 2024 share repurchase program was calculated by dividing the closing stock price on September 30, 2025 of $51.26 by the $5.0 million remaining capacity.

Item 5. Other Information

During the three months ended September 30, 2025, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 31, 2025	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

October 31, 2025	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)