Form 10-K
period 2025-12-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2026-02-25
CIK 1521951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common equity held by non-affiliates computed by reference to the closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $421.4 million.

As of February 23, 2026, 8,342,827 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2026 are incorporated by reference into Part III hereof.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-K

Item 1. Business

BUSINESS

General

First Business Financial Services, Inc. (together with all of its subsidiaries, collectively referred to as the “Corporation,” “FBFS,” “we,” “us,” or “our”) is a registered bank holding company originally incorporated in 1986 under the laws of the State of Wisconsin and is engaged in the commercial banking business through its wholly-owned bank subsidiary, First Business Bank (collectively with its subsidiaries “FBB” or the “Bank”), headquartered in Madison, Wisconsin. All of our operations are conducted through FBB and its wholly-owned subsidiary First Business Specialty Finance, LLC (“FBSF”). The Bank operates as a business bank, delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services are focused on business banking, private wealth, and bank consulting. Within business banking, we offer commercial real estate lending, commercial and industrial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, Small Business Administration (“SBA”) lending and servicing, treasury management solutions, and company retirement services. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking. Our bank consulting experts provide investment portfolio administrative services and asset liability management services. We are not a retail bank and do not rely on a traditional branch network to gather deposits or attract clients. Instead, our operating model is built on deep client relationships, specialized financial expertise, and an efficient, centralized administrative structure designed to deliver best-in-class client satisfaction. This focused approach enables our experienced professionals to provide the level of insight and service required to develop and sustain long-term client relationships. We conduct our commercial banking operations through one operating segment.

As of December 31, 2025, on a consolidated basis, we had total assets of $4.082 billion, total gross loans and leases of $3.375 billion, total deposits of $3.380 billion, and total stockholders’ equity of $371.6 million.

Commercial Banking Products and Services

We strive to meet the specific commercial banking needs of small- to medium-sized companies in our primary markets in Wisconsin, Kansas, and Missouri, predominantly through lines of credit, term loans, deposit accounts and treasury management services. Through FBB, we serve Wisconsin and the greater Kansas City Metro, and other clients through products with national channels.

Commercial Real Estate Lending We originate loans secured by commercial real estate, including owner-occupied properties, non-owner-occupied facilities, multifamily developments, 1-4 family residential developments, and construction loans for these types of buildings. As of December 31, 2025, our commercial real estate portfolio (“CRE”) represented approximately 61.0% of our total gross loans and leases receivable.

Commercial and Industrial Lending Our commercial loans are typically secured by various types of business assets, including inventory, receivables, and equipment. As of December 31, 2025, our commercial and industrial portfolio (“C&I”) represented approximately 37.7% of our total gross loans and leases receivable. The C&I portfolio includes conventional commercial and industrial loans as well as asset-based lending, accounts receivable financing, equipment financing, floorplan financing, and SBA lending. These C&I lending niches are described below.

C&I Lending - Asset-Based Lending

We provide asset-based lending to small- to medium-sized companies. Our asset-based lending team serves clients on a nationwide basis through business development officers located in several states. We primarily provide revolving lines of credit and term loans for financial and strategic acquisitions, capital expenditures, working capital, bank debt refinancing, debt restructuring, and corporate turnaround strategies. As an asset-based lender with strong underwriting standards, our team is positioned to provide cost-effective financing solutions to companies which do not have the established, stable cash flows necessary to qualify for traditional commercial lending products. These borrowing relationships generally range between $2 million and $25 million with terms of 24 to 60 months. Asset-based lending typically generates higher yields than traditional commercial lending. This line of business complements our traditional commercial loan portfolio and provides us with more diverse income opportunities. As of December 31, 2025, asset-based lending represented approximately 4.9% of our total gross loans and leases receivable.

C&I Lending - Accounts Receivable Financing

Our Accounts Receivable Financing team serves clients nationwide by purchasing accounts receivable on full recourse and limited non-recourse basis. We provide working capital to support client growth and other client cash flow needs. Accounts receivable financing typically generates higher yields than traditional commercial lending and complements our traditional commercial loan portfolio. These financings generally range between $100,000 and $20 million with terms of 12 to 24 months. As of December 31, 2025, accounts receivable financing represented approximately 1.3% of our total gross loans and leases receivable.

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

Our Equipment Finance team seeks to position itself as the preferred point of sale financing choice utilized by equipment vendors and their purchasing customers. Our online application and proprietary credit scoring architecture enable us to provide small ticket vendor equipment financings through a nationwide distribution channel. The Equipment Finance team also partners with a select group of third-party origination sources that specialize in small ticket equipment finance transactions. These equipment vendors and third-party originators specialize primarily in healthcare, manufacturing, automotive repair, technology equipment, agriculture, construction, and specialty vehicles. Small ticket vendor equipment financing typically generates higher yields than traditional commercial lending. As of December 31, 2025, equipment financing represented approximately 9.9% of our total gross loans and leases receivable.

C&I Lending - Floorplan Financing

We offer floorplan financing for larger, well established, independent car dealerships nationwide. These floorplan programs generally range from $1,000,000 to $20 million with a typical term of 12 months. Floorplan financing typically generates higher yields than traditional commercial lending. As of December 31, 2025, floorplan financing represented approximately 4.7% of our total gross loans and leases receivable.

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

The Bank's SBA lending is designed to generate new business opportunities for the Bank by meeting the needs of clients that cannot be met with conventional bank loans. We earn interest income from these loans, generally at variable rates higher than those of our traditional commercial loans. We have a history of recognizing gains on the sale of the guaranteed portion of the loans. These financings generally range between $200,000 and $5 million with terms of 10 to 25 years. As of December 31, 2025, the on-balance sheet portion of SBA loans represented approximately 1.9% of our total gross loans and leases receivable.

Treasury Management Services

FBB provides comprehensive treasury management services for clients to manage their cash and liquidity, including a variety of deposit accounts, accounts receivable collection services, electronic payment solutions, fraud detection and protection, information reporting, reconciliation, data integration solutions, and account balance optimization solutions. For our clients involved in international trade, the Bank offers international payment services, foreign exchange, and trade letters of credit.

Company Retirement Plan Services

FBB acts as fiduciary and investment manager for corporate clients, creating and executing asset allocation strategies tailored to each corporation’s unique situation. FBB also acts as a discretionary trustee and investment fiduciary, sharing responsibility for monitoring assets to match the client’s specifications. FBB only offers non-proprietary funds which removes any potential conflicts of interest and provides cost-effective company retirement plans with a competitive return. As of December 31, 2025, FBB had $482.5 million of company retirement plan assets under management and administration.

Private Wealth Management

FBB acts as fiduciary and investment manager for individual clients, creating and executing asset allocation strategies tailored to each client’s unique situation. FBB has full fiduciary powers and offers trust and estate administration, financial planning, and investment management, and acts in a trustee or agent capacity. FBB also provides access to brokerage and custody-only services, for which it administers and safeguards assets. As of December 31, 2025, FBB had $3.332 billion of private wealth assets under management and administration.

The Bank also offers private banking to its private wealth clients. As of December 31, 2025, private wealth loans represented approximately 2.0% of total gross loans and leases receivable.

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

Human Capital Management

Our human capital management strategy is foundational to our long-term performance. In 2025, our workforce expanded to 371 employees across onsite, hybrid, and remote roles, demonstrating our ability to attract specialized talent and support continued growth. In alignment with executing our five-year strategic plan, we remain focused on protecting and strengthening our culture and preparing our workforce to thrive in the workplace of the future.

Our Culture

•
Demonstrated our commitment to being Ideal Team Players(1) by fostering a culture rooted in employees who are humble, hungry, and (people) smart.

•
Sustained employee engagement scores that consistently exceed industry benchmarks, reflecting a highly committed and aligned workforce.

•
Earned 2025 Top Workplace recognition for the fifth consecutive year, along with Culture Excellence awards across nine categories.

•
Achieved a 10.4% employee turnover rate, outperforming the 2025 industry average of 17.4% as reported by McLagan(2) and underscoring our ability to attract and retain top talent.

(1) Patrick Lencioni, The Ideal Team Player: How to Recognize and Cultivate the Three Essential Virtues.(Jossey-Bass, 2016).

(2) Source: McLagan, a part of the Human Capital Solutions practice at Aon plc, 2025

Investing in our Employees

•
Achieved an 11.8% Career Path Ratio (the percentage of employees promoted or advancing internally during the year), exceeding our annual goal of 10.0%, and demonstrating strong internal mobility and advancement opportunities.

•
Maintained a competitive total rewards program incorporating market‑based pay and comprehensive benefits to support employees' financial well-being, health, and long-term success.

•
Provided employees with extensive artificial intelligence tools training to enhance productivity and proficiency, modernize workflows, and improve operational efficiency across the Company.

Our Commitment

Since our inception, our commitment to employees, clients, and communities has been the foundation of our long-term success. Our Belief Statement expresses this: At FBB, we believe visionary, determined entrepreneurs and investors create a thriving economy and, in turn, social and economic advancement for their employees, investors, families and communities. Built by driven entrepreneurs, FBB has the experience to create both wealth and a wealth of good in the world.

Subsidiaries

First Business Bank

FBB is a state bank chartered in 1909 in Wisconsin under the name Kingston State Bank. In 1990, FBB relocated its home office to Madison, Wisconsin, and began focusing on providing high-quality banking services to small- to medium-sized businesses located in Madison and the surrounding area. FBB’s business banking products and services include commercial loans, commercial real estate loans, asset-based loans, accounts receivable financing, SBA lending and servicing, floorplan financing, equipment loans and leases, commercial deposit accounts, company retirement solutions, and treasury management services. FBB offers a variety of deposit accounts and loans to business owners, executives, professionals, and high net worth individuals. FBB also offers private wealth management services and bank consulting services. FBB has four full-service banking locations in Madison, Brookfield, and Appleton, Wisconsin, and Leawood, Kansas.

As of December 31, 2025, FBB had six wholly-owned subsidiaries and total gross loans and leases receivable of $3.375 billion, total deposits of $3.380 billion, and total stockholders’ equity of $423.8 million.

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

Markets

Although certain of our commercial banking products and services are marketed nationwide, our primary markets are Wisconsin, Kansas, and Missouri. Specifically, our three primary markets in Wisconsin are South Central Wisconsin, Southeast Wisconsin, and Northeast Wisconsin. We serve these markets primarily through our offices in Madison, Brookfield, and Appleton, respectively. We serve the greater Kansas City Metro through our Leawood, Kansas office. Each of our primary markets provides a unique set of economic and demographic characteristics which provide us with a variety of strategic opportunities. A brief description of each of our primary markets is as follows.

South Central Wisconsin

As the capital of Wisconsin and home of the University of Wisconsin-Madison, the greater Madison area, specifically Dane County and surrounding counties, offers an appealing economic environment populated by a highly educated workforce. While the economy of South Central Wisconsin is driven in large part by the government and education sectors, there is also a diverse array of industries outside of these segments. South Central Wisconsin is home to technology and research and development-related companies, which benefit from the area’s strong governmental and academic ties, as well as several major health care systems and hospitals, which provide healthcare services to South Central Wisconsin.

Southeast Wisconsin

The Milwaukee metropolitan area has a diverse economic base with a highly skilled labor force and strong manufacturing sector. The most prominent economic sectors include manufacturing, financial services, health care, diversified service companies, and education. The area is home to several major hospitals, providing healthcare services to the greater Southeast Wisconsin market, several large academic institutions including the University of Wisconsin-Milwaukee and Marquette University, and a wide variety of small- to medium-sized firms with representatives in nearly every industrial classification.

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

Corey A. Chambas, age 63, has served as a director of FBFS since July 2002, as Chief Executive Officer ("CEO") since December 2006 and as President from February 2005 until January 2023. He served as Chief Operating Officer of FBFS from February 2005 to September 2006 and as Executive Vice President from July 2002 to February 2005. He served as Chief Executive Officer of FBB from July 1999 to September 2006 and as President of FBB from July 1999 to February 2005. Mr. Chambas has over 40 years of commercial banking experience. Prior to joining FBFS in 1993, he was a Vice President of Commercial Lending with M&I Bank, now known as BMO Bank, N.A. , in Madison, Wisconsin. Mr. Chambas announced his intention to retire as CEO effective May 2, 2026.

Brian D. Spielmann, age 43, has served as Chief Financial Officer ("CFO") of FBFS since April 2023. Mr. Spielmann also serves as the Chief Financial Officer of the Bank. He also currently serves as a director of our FBSF subsidiary. Mr. Spielmann had been serving as the Corporation’s Deputy Chief Financial Officer and Chief Accounting Officer since May 2022. Mr. Spielmann joined FBFS in 2006 and has held various positions including Chief Accounting Officer, Director of Finance, Financial Reporting Manager, and Senior Financial Accountant.

David R. Seiler, age 61, has served as Chief Operating Officer ("COO") of FBFS since April 2016 and as President of FBFS since January 2023. He also currently serves as a director for our FBSF subsidiary. FBFS has announced that Mr. Seiler will be named President and Chief Executive Officer effective upon Mr. Chambas' retirement. Mr. Seiler has over 30 years of financial services experience including his previous position as Managing Director (formerly Senior Vice President/Manager) of the Correspondent Banking Division with BMO Bank, N.A. in Milwaukee, Wisconsin which he held from 2007 to 2016. Prior to that, he held the position of Senior Vice President/Team Leader, Correspondent Real Estate Division from 2005 to 2007 and Vice President, Relationship Manager, Commercial Real Estate from 2002 to 2005.

Bradley A. Quade, age 60, has served as Chief Credit Officer ("CCO") of FBFS and the Bank since April 2020 and as Executive Vice President of FBFS since May 2024. Mr. Quade had been serving as the Corporation’s Chief Credit Officer since October 2019. He also currently serves as a director for our FBFS subsidiary. Mr. Quade has over 35 years of experience in banking at publicly traded and privately-owned institutions and has led successful lending teams in commercial banking, investment real estate, equipment leasing, and treasury management. Prior to joining FBFS, Mr. Quade held the position of Senior Vice President with Johnson Bank in Milwaukee, Wisconsin.

Jodi A. Chandler, age 61, has served as Chief Human Resources Officer of FBFS and the Bank since January 2010. Prior to that, she held the position of Senior Vice President-Human Resources for several years. She has been an employee of FBFS for over 30 years.

Laura M. Garcia, age 53, has served as Chief Risk Officer ("CRO") for FBFS and the Bank since March 2022. Prior to joining FBFS, she held the position of Head of North American Risk and Compliance, Managing Director for BMO Bank, N.A. in Chicago, Illinois, from 2018 to 2022. Ms. Garcia has over 30 years of experience in the financial services industry, centered in commercial banking, credit, compliance, and risk management.

James E. Hartlieb, age 55, has served as President of FBB since 2015 and as Chief Executive Officer of FBB and a director of FBB since January 2023. Mr. Hartlieb joined FBB in 2009 as Senior Vice President of Greater Dane County. He also currently serves as a director of our FBSF subsidiary. Mr. Hartlieb has over 30 years of financial services experience. Prior to joining FBB, Mr. Hartlieb held the position of Regional President with AMCORE Bank in Madison, Wisconsin, which he held from 1998 to 2009.

Daniel S. Ovokaitys, age 52, has served as Chief Information Officer ("CIO") of FBFS and the Bank since June 2014. Prior to joining FBFS, Mr. Ovokaitys held the position of Head of Corporate IT (North/South America) for Merz Pharmaceuticals, located in Frankfurt, Germany, from 2010 to 2014. He also served as Director of IT for Aurora Health Care from 2006 to 2010 and Manager of IT for the American Transmission Company from 2000 to 2006.

Niamh M. Kristufek, age 49, has served as President -Specialty Finance of FBFS and the Bank since January 2025. Prior to joining FBFS, she held the position of Head, U.S. Specialty Sales at BMO Bank, N.A. in Chicago, Illinois from June to December 2024 and Head of U.S. Business Banking for BMO Bank, N.A. from August 2018 to September 2024. She is also currently the Board Chair for Envision Unlimited, a non-profit located in Chicago, Illinois.

SUPERVISION AND REGULATION

Below is a brief description of certain laws and regulations that relate to us and the Bank. This narrative does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Federal Deposit Insurance Corporation (“FDIC”)-insured institutions, like the Bank, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Bank’s state regulator, the Wisconsin Department of Financial Institutions (“WDFI”), and the Bank's primary federal regulator, the FDIC, and the Consumer Financial Protection Bureau ("CFPB"). Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies, and accounting rules are significant to our operations and results.

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

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period; however, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, the Basel III Rule was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. Historically we have been disqualified from taking advantage of the relief since we have securities registered with the SEC. Moreover, our asset size now exceeds the small bank holding company threshold. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts. The Basel III Rule also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that historically qualified as Tier 1 Capital under Basel I do not qualify under Basel III, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel III, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017, referred to as the Basel III Endgame; based on our asset size the Basel III standards do not apply to the Corporation and the Bank.

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

As of December 31, 2025: (i) the Bank is not subject to a directive from the WDFI or the FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations. The Corporation had regulatory capital in excess of the Federal Reserve’s requirements as of December 31, 2025.

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

The Corporation and the Bank opted out of the CBLR framework for each reporting period in 2025 and has the option to opt into the framework for future reporting periods. The decision to opt into or out of the CBLR framework is monitored on an ongoing basis.

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

The BHCA generally prohibits the Corporation from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses deemed by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Corporation to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal Securities Regulation. The Corporation’s common stock is registered with the SEC under the Exchange Act and traded on the Nasdaq Global Select Market. Consequently, we are subject to the information, proxy solicitation, insider trading, and other restrictions and requirements of the SEC under the Exchange Act and the listing requirements of the Nasdaq Global Select Market.

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

On October 18, 2022, the FDIC adopted a final rule increasing the initial base deposit insurance rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023, which will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.

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

Dividend Payments. The primary source of funds for the Corporation is dividends from the Bank. Under Wisconsin law, the board of directors of a bank may declare and pay a dividend from its undivided profits in an amount it considers expedient. The board of directors must provide for the payment of all expenses, losses, required reserves, taxes, and interest accrued or due from the bank before the declaration of dividends from undivided profits. If dividends declared and paid in either of the two preceding years exceeded net income for either of those two years respectively, the bank may not declare or pay any dividend in the current year that exceeds year-to-date net income except with the written consent of the WDFI. The FDIC and the WDFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See The Role of Capital above.

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

Affiliate Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Corporation, its subsidiaries, and any companies under common control are affiliates of the Bank for purposes of these restrictions. Covered transactions subject to the restrictions include extensions of credit to the affiliate, investments in the stock or other securities of the affiliate, issuance of a guarantee on behalf of an affiliate, and the acceptance of the stock or other securities of the affiliate as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Insider Transactions. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers, and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Corporation or the Bank, or a principal shareholder of the Corporation, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

The bank regulatory agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, compliance, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls or failures of internal controls due to human error, insufficient staffing, or insufficiently trained or skilled personnel, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation, and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

In August 2024, the FDIC published a proposed a rule to revise the FDIC’s regulations concerning brokered deposits, which would have significantly reversed the FDIC’s position on what constitutes a brokered deposit and narrowed the exceptions to the definition of the term “deposit broker.” The FDIC withdrew the proposed rule in March 2025.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. In 2025, the federal banking agencies proposed to formally rescind the 2023 rule and reinstate the prior CRA framework, with certain updates for current asset thresholds. The agencies are now proceeding with a formal notice-and-comment rulemaking to repeal the 2023 rule.

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

As implemented by federal banking and securities regulators and the Department of the Treasury, AML/CFT laws obligate depository institutions to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. In addition, the Financial Crimes Enforcement Network (“FinCEN”), promulgated customer due diligence and customer identification rules that required banks to identify and verify the identity of beneficial owners of all legal entity customers (with certain exclusions) at the time a new account is opened (subject to certain exemptions). Sanctions laws prohibit persons of the United States from engaging in any transaction with a restricted person or restricted country. Depository institutions are required by their respective federal regulators to maintain policies and procedures in order to ensure compliance with the above obligations. Federal regulators regularly examine AML/CFT and sanctions compliance programs to ensure their adequacy and effectiveness. Non–compliance with sanctions laws and/or AML/CFT laws or failure to maintain an adequate AML/CFT compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.

In June 2024, FinCEN issued a proposed rule to strengthen and modernize financial institutions’ AML/CFT programs. Key requirements of the proposed rule include (i) conducting periodic risk assessments to measure AML/CFT risks; (ii) designating a qualified AML/CFT office; and (iii) periodic testing of the AML/CFT program by an independent internal or external party. The proposed rule would also require that a financial institution’s AML/CFT program be established, maintained, and enforced by persons in the United States who are accessible to, and subject to oversight and supervision by, the Secretary of the Treasury and the appropriate federal functional regulator. This proposed rule was finalized effective January 1, 2026.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal information of their consumers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. The laws also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers.

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

Additionally, recent and ongoing developments may impact FBB’s data security- and privacy-related controls and risk profile. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transactions, account, and payment information. Financial institutions with assets between $3 billion and $10 billion, including FBB, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule, which challenge threatened the certainty or timing of the final rule’s implementation. In August 2025, the CFPB issued an advanced notice of proposed rulemaking soliciting comments to reconsider the implementation of the final rule and focused on four primary areas: (i) defining who may act as a consumer-authorized recipient of financial data; (ii) allocating the cost of data access; (iii) managing information security risks; and (iv) safeguarding consumer privacy. Comments were due on this proposal on October 21, 2025. In November 2025, a federal judge issued an injunction delaying the compliance dates of the final rule, citing uncertainty about the ability to enact a final rule prior to the earliest compliance deadlines. In December 2025, the CFPB signaled that it may issue an interim final rule to address immediate needs with the broader rulemaking continues.

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

On February 23, 2023, the federal banking agencies issued a joint statement addressing liquidity risks to banking organizations resulting from crypto-asset market vulnerabilities. The joint statement noted that deposits placed by a crypto-asset-related entity and deposits that constitute stablecoin-related reserves may pose heightened liquidity risks to banking organizations due to the unpredictability of the scale and timing of deposit inflows and outflows. The statement stressed that banking organizations should establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. In December 2025, the Federal Reserve rescinded the 2023 policy statement in response to an evolving understanding of the risks of the crypto-asset sector and intending to promote innovation in the industry, and adopted a new policy statement setting forth a principles-based approach to the exercise of its authority, which permits insured state member banks to engage in activities permitted for national banks or otherwise authorized by the FDIC for state banks.

In July 2025, President Trump signed into law the Guiding and Establishing National Innovations for US Stablecoins Act of 2025 (the “Genius Act”) establishing a regulatory framework for stablecoins in the United States. In December 2025, the FDIC issued a notice of proposed rulemaking seeking comments to application procedures for FDIC-supervised institutions seeking to issue payment stablecoins through an approved subsidiary.

Impact of Presidential and Congressional Elections on Recent Rulemaking. Control of the White House and Congress shifted to the Republican Party in January 2025 as a result of the November 2024 Presidential and Congressional elections. President Trump and many Republican members of Congress have advocated for a significant reduction of financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. The current Administration and Congress may also cause broader economic changes due to changes in governing ideology and governing style. In consideration of these factors, it is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the Biden administration in addition to those already discussed above. Further a change in the leadership of the FDIC, OCC and CFPB has occurred; however, the impact of each such change in the leadership on the regulatory, enforcement, and supervisory priorities of each agency are still not fully known at this time. It is therefore unclear at the present time what additional effect the aforementioned changes will have on the banking industry.

Item 1A. Risk Factors

Risk Factors Summary

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

Credit Risks

•
If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-accrual loans, and charge-offs, which would require increases in our provision for credit losses.
•
Our allowance for credit losses may not be adequate to cover actual losses.
•
A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.
•
Real estate construction and land development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate and we may be exposed to significant losses on loans for these projects.
•
The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.
•
Non-performing assets take time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

Liquidity and Interest Rate Risks

•
Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
•
The Corporation is a bank holding company and its sources of funds necessary to meet its obligations are limited.
•
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.
•
The proportion of the Corporation’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk.

Operational Risks

•
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
•
We are dependent upon third party service providers for certain information systems, data management and processing services, and key components of our business infrastructure, which are subject to operational, security, and other risks.
•
The nature of our operations is such that we are exposed to risks associated with potential fraudulent activities, errors, breaches and the like.
•
The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment, or fraudulent behavior by our employees, clients, or counterparties, or other third parties.
•
Our business continuity plans could prove to be inadequate, resulting in a material interruption in or disruption to our business and a negative impact on our results of operations.
•
New lines of business, products, and services are essential to our ability to compete but may subject us to additional risks.
•
Our framework for managing risks may not be effective in mitigating risk and loss to us.
•
We are subject to changes in accounting principles, policies, or guidelines.
•
Our internal controls may be ineffective.

Strategic and External Risks

•
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

•
Changes in U.S. trade policies, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.
•
The Corporation’s business and financial results could be materially and adversely affected by widespread public health events.
•
Our business is concentrated in and largely dependent upon the continued growth and welfare of the general geographical markets in which we operate.
•
Our financial condition and results of operations could be negatively affected if we fail to effectively execute our strategic plan or manage the growth called for in our strategic plan.
•
We could recognize impairment losses on securities held in our securities portfolio, goodwill, or other long-lived assets.
•
The failure or perceived weakness of any of our significant counterparties could expose us to loss.
•
We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if we experience a decrease in earnings.
•
Competition from other financial services providers could adversely affect our profitability.
•
Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
•
If we are unable to keep pace with technological advances in our industry, our ability to attract and retain clients could be adversely affected.
•
Our Private Wealth management results of operations may be negatively impacted by changes in economic and market conditions.
•
Potential acquisitions may disrupt our business and dilute shareholder value.
•
The investments we make in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Corporation’s financial results.
•
A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Regulatory, Compliance, Legal and Reputational Risks

•
We operate in multiple states and in a highly regulated industry and the federal and state laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles. Changes in applicable laws or regulations, or our failure to comply with them, may adversely affect us.
•
We face a risk of noncompliance and enforcement action with various statutes and regulations.
•
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
•
We are subject to claims and litigation pertaining to our fiduciary responsibilities.

Risks Related to Investing in Our Common Stock

•
Our stock is thinly traded and our stock price can fluctuate.
•
To maintain adequate capital levels, we may be required to raise additional capital in the future, but that capital may not be available when it is needed and/or could be dilutive to our existing shareholders.
•
If equity research analysts publish research or reports about our business with unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
•
Volatility or events impacting a subset of the banking industry can impact the entire sector, including the Corporation, which could affect the confidence of our clients and investors and result in a material adverse effect on our performance and a decline in our stock price for reasons outside of our control.

General Risk Factors

•
Our ability to attract and retain talented employees is critical to our success.
•
We rely on our management and the loss of one or more of those managers may harm our business.
•
Negative publicity could damage our reputation and adversely impact our business and financial results.

Risk Factors

Credit Risks

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, non-accrual loans, and charge-offs, which would require increases in our provision for credit losses.

Making any loan or lease involves a range of risks. Some risks arise specifically from working with borrowers, such as the risk of nonpayment and uncertainties related to the borrower’s ability to generate sufficient cash flow to repay the debt and future value of collateral. Other risks are driven by changes in economic and market conditions, which can impact the financial stability of borrowers, the value of collateral, and the overall collectability of loans and leases.

Our credit risk underwriting and monitoring procedures may not identify all credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic conditions in the U.S., generally, or in our specific markets, deteriorates, or if the financial condition of our borrowers otherwise declines, then our borrowers may experience difficulties in repaying their loans and leases, and delinquencies, the level of non-accrual loans and leases, and charge-offs could rise. In turn, this would require increases in the provision for credit losses and reversals of interest earned but unpaid, which may adversely affect our business, results of operations, and financial condition.

Our allowance for credit losses may not be adequate to cover actual losses.

We establish our allowance for credit losses (“ACL”) and maintain it at a level considered appropriate by management based on an analysis of our portfolio and market environment. The ACL is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses over the life of an asset or an off-balance sheet credit exposure. Management’s determination of the adequacy of the ACL is based on periodic evaluations of past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of our loan and lease portfolio by segment, historical loss experience, subjective factors, and an evaluation of changes in economic, operating, and other conditions within our markets, which may be beyond our control. Such credit losses may exceed current estimates.

At December 31, 2025, our ACL as a percentage of total loans and leases was 1.12% and as a percentage of total non-performing loans and leases was 85.95%. Although management believes the ACL is appropriate, we may be required to take additional provisions for losses in the future to further supplement the allowance, either due to management’s assessment of credit conditions, or requirements by our banking regulators. Bank regulatory agencies will periodically review our ACL and the value attributed to non-performing loans and leases. Such regulatory agencies may require us to adjust our determination of the value for these items. Any significant increases to the ACL may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

A significant portion of our loan and lease portfolio is comprised of commercial real estate loans, which involve risks specific to real estate values and the real estate markets in general.

At December 31, 2025 we had $2.060 billion of commercial real estate loans, which represented 61.0% of our total loan and lease portfolio. Payments on such loans are often dependent on the successful operation or development of the property or business involved. Repayment of such loans is sensitive to conditions in the real estate market or the general economy, which are outside the borrower’s control. In the event that the cash flow from the property is reduced, the borrower’s ability to repay the loan could be negatively impacted. The deterioration of one, or a few, of these loans could cause a material increase in our level of non-performing loans, which would result in a loss of revenue from these loans and could result in an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse impact on our net income. These loans have real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of economic conditions. Adverse developments affecting real estate values in one or more of our markets could impact the collateral coverage associated with the commercial real estate segment of our portfolio, possibly leading to increased specific reserves or charge-offs, which may adversely affect our business, results of operations, and financial condition.

Commercial real estate markets have been facing downward pressure since 2022. Although commercial real estate markets showed some signs of stabilization in 2024, the prospects for commercial real estate markets and property valuation remain uncertain and continue to be influenced by market rate volatility, capital availability and evolving demand for certain property types, such as office and retail properties. The federal banking agencies have expressed concerns about weaknesses in the current commercial real estate market and have applied increased regulatory scrutiny to institutions with commercial real estate loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions’ handling of commercial real estate borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the FDIC, issued an interagency policy statement addressing prudent commercial real estate loan accommodations and workouts. Since issuance of that guidance, regulators have continued to emphasize proactive commercial real estate portfolio monitoring and stress testing. If we fail to maintain appropriate, enhanced risk management policies, procedures and controls in response to regulatory expectations, our ability to increase this portfolio going forward could be adversely affected and the rate of delinquencies in, and losses from, this portfolio could increase.

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

Real estate construction loans, a subset of commercial real estate loans, comprised approximately $248.6 million, or 7.36%, of our gross loan and lease portfolio, respectively, as of December 31, 2025. Such lending involves additional risks as these loans are underwritten using the as-completed value of the project, which is uncertain prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project, it can be relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the completed project’s value proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default. We may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs, our ability to effectively compete and originate new SBA loans, and our ability to comply with applicable SBA lending requirements.

SBA loans consisting of both commercial real estate and commercial loans, comprised approximately $65.4 million, or 1.94%, of our gross loan and lease portfolio as of December 31, 2025.

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations, and financial condition.

We often choose to sell the guaranteed portions of our SBA 7(a) loans in the secondary market. These sales result in earning premium income and create a stream of future servicing income. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist, or that we will continue to realize premiums upon the sale of the guaranteed portions of these loans. Whether or not we sell the guaranteed portion of an SBA loan, we retain credit risk on the non-guaranteed portion of the loan. We also have credit risk on the guaranteed portion if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank. The total outstanding balance of sold SBA loans as of December 31, 2025 was $82.0 million.

In order for a borrower to be eligible to receive an SBA loan, it must be established that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio and may be at greater risk of default. In the event of a default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, the SBA may require the Bank to repurchase the previously sold portion of the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Bank. Management has estimated losses in the outstanding guaranteed portions of SBA loans and recorded an ACL and a SBA recourse reserve at a level determined to be appropriate. Significant increases to the ACL and the SBA recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations, and financial condition.

Non-performing assets take time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

At December 31, 2025, our non-accrual loans totaled $43.9 million, or 1.30% of our gross loan and lease portfolio, and our non-performing assets (which include non-performing loans and repossessed assets) totaled $43.9 million, or 1.07% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

Liquidity and Interest Rate Risks

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital, and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our preferred source of funding consists of client deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits and deposits gathered through internet listing services. Such account and deposit balances can decrease if clients' preferences shift to alternative liquidity products such as tokenized money market accounts or stablecoins and investments such as debt securities, equity securities, or cryptocurrencies. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances, and other wholesale funding sources necessary to fund desired growth levels. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain its capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.

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

Changes in interest rates also can affect the value of loans. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets, credit loss provision, and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows.

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

Federal banking agencies have concluded that the proportion of the deposits that exceeded FDIC insurance limits was a significant factor in the failure of several banking institutions in the first half of 2023. Advances in digital banking and payment technologies, as well as increased access to real-time information, have heightened regulators’ focus on the potential speed and magnitude of deposit outflows. These advances may also enable depositors to withdraw funds more rapidly than in the past. In response to the 2023 bank failures, many large depositors across the industry withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and low-risk securities accounts in an effort to mitigate the risk of potential bank failures. The Bank did not experience significant withdrawal activity in connection with the 2023 bank failures. If a significant portion of the Bank’s deposits were to be withdrawn within a short period of time in connection with a similar, future crisis, additional sources of funding may be required to meet withdrawal demands and these funding sources may have an adverse effect on the Corporation’s net interest margin. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

By its nature, our business involves our operating in diverse markets and relying on the ability of our employees and systems to process transactions. As a result, we are subject to various risks of loss, including but not limited to the risk of fraud by employees or non-employees, the execution of unauthorized transactions, errors relating to transaction processing, breaches of our internal control systems, compliance failures, and other unforeseeable external events. Our industry has recently experienced an increase in the incidence of check fraud, wire fraud, peer-to-peer payment fraud. Advances in artificial intelligence and other technologies have increased the sophistication of fraud schemes, including identity theft or impersonation, deepfake communications, and social engineering attacks. Insurance coverage may not be available for such losses, or such losses may exceed insurance limits. Any such losses could also lead to litigation against the Corporation and the Bank. As a result, we could suffer financial loss, be subject to regulatory action, and experience reputational damage, any of which could have a material adverse effect on our business, results of operations, and financial condition.

The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment, or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”), is currently evolving and is being implemented on a measured basis for internal use, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings. There are inherent risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of employees or consumers, and compliance with applicable laws and regulations. Such risks can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary, or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results.

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

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, control, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, information and cyber security risk, compensation risk, legal and compliance risk, and reputational risk, among others. As with any risk management framework, there are inherent limitations to our risk management practices as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.

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

Our operations and profitability are impacted by general business and economic conditions in the U.S. and, to some extent, abroad, all of which are beyond our control. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the U.S. economy and uncertainty in financial markets globally, including with respect to geopolitical instability and international conflicts that may affect energy prices, supply chains, inflation, market volatility, or investor confidence. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Changes in U.S. trade policies, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.

U.S. trade policy has recently been subject to significant change. Tariffs have been imposed, modified, suspended, or expanded at various times, and future changes could occur with limited advance notice. Tariffs and trade restrictions, along with the retaliatory responses they may prompt, could cause price increases in our clients’ products, reducing the demand for such products, or reduce our clients’ margins and adversely affect their revenues, financial results and ability to service their debt. These circumstances could, in turn, have a material adverse effect on our results of operations and financial condition.

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

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographical markets in which we operate.

Our operations are heavily concentrated in southern Wisconsin and, to a lesser extent, the Northeast regions of Wisconsin and the greater Kansas City Metro. As a result, our financial condition, results of operations, and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, and real estate activity in these markets. Although our clients’ business and financial interests may extend well beyond these markets, adverse economic conditions that affect these markets, including, without limitation, could reduce our growth rate, affect the ability of our clients to repay their loans to us, affect the value of collateral underlying loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

As of December 31, 2025, the fair value of our securities portfolio was approximately $427.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause credit losses and result in a provision for credit losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, results of operations, and financial condition.

As of December 31, 2025, the Corporation had goodwill of $10.7 million. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price, decline in the performance of our acquired operations, or the occurrence of another triggering event could, under certain circumstances, result in an impairment charge being recorded. During 2025, our annual impairment test conducted July 1, 2025 indicated that the estimated fair value of the reporting unit exceeded the carrying value (including goodwill). Depending on market conditions, economic forecasts, results of operations, additional adverse circumstances or other factors, the goodwill impairment analysis may require additional review of assumptions and outcomes prior to our next annual impairment testing date of July 1, 2026. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. As of December 31, 2025, the Wisconsin state deferred tax valuation allowance was $1.5 million, reducing our Wisconsin deferred tax assets to $2.1 million. The Corporation believes it will fully realize its Federal and non-Wisconsin deferred tax assets. These determinations were based on the evaluation of several factors, including relevant tax law changes, our recent earnings history, expected future taxable earnings, and appropriate tax planning strategies. A decrease in taxable earnings could adversely impact our ability to fully utilize our remaining deferred tax assets. If we determine that it is more likely than not that some portion or all of the remaining deferred tax assets will not be realized, we will be required to recognize a valuation allowance, which would result in a corresponding charge against our earnings.

Competition from other financial services providers could adversely affect our profitability.

We encounter heavy competition in attracting commercial loan, specialty finance, deposit, and private wealth management clients. We believe the principal factors that are used to attract quality clients and distinguish one financial institution from another include value-added relationships, competitive interest rates and rates of return, types of accounts and product offerings, service fees, and quality of service.

Our competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, equipment finance companies, mutual funds, insurance companies, brokerage firms, investment banking firms, financial technology (“FinTech”) companies, and digital asset providers. We compete with regional and national financial institutions that have a substantial presence in our market areas, many of which have greater liquidity, higher lending limits, greater access to capital, more established market recognition, and more resources and collective experience than we do. Some larger financial institutions that have not historically competed with us directly have substantial excess liquidity and have sought, and may continue to seek, smaller lending relationships in our primary markets. Tax-exempt credit unions operate in our market areas and aggressively price their products and services to a large portion of the market. Technology has also reduced barriers to entry, allowing non-bank financial service providers to offer many of the products and services we have traditionally provided. These include automatic funds transfer, automatic payment systems, and transactions involving digital assets such as cryptocurrencies. While these offerings may appeal to certain clients, they are not subject to the same level of supervision and regulation that governs our operations.

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

Our private wealth management results of operations may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management, which are beyond our control. Our management contracts generally provide for fees payable for services based on the market value of assets under management; therefore, declines in asset values will generally have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our clients’ private wealth management services accounts could result in us losing private wealth management services clients, including those who are also banking clients, and negatively affect our earnings.

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

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption due to a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations. The recent federal government shutdowns and continuing shutdown threats highlight the recurring nature of these risks and the potential for disruption even in the absence of a payment default.

Of particular impact to the Corporation are the operations of the SBA. Any failure to maintain such U.S. government operations, and the after-effects of such shutdown – which could include delayed loan approvals, processing backlogs, and interruptions in program funding -- could impede our ability to originate SBA loans and sell such loans in the secondary market, and would materially adversely affect our business, results of operations, and financial condition.

In addition, many of our investment securities are issued by, and some of our loans are made to, the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns, debt ceiling impasses or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any further downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition, and results of operations.

Regulatory, Compliance, Legal and Reputational Risks

We operate in multiple states and in a highly regulated industry and the federal and state laws and regulations that govern our operations, corporate governance, executive compensation, and accounting principles. Changes in applicable laws or regulations, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations address a range of issues. They establish minimum capital requirements, impose legal penalties and financial losses for noncompliance, and place limitations on our business activities and compensation practices. In addition, they restrict the dividends or distributions we can pay, limit our ability to guarantee debt, and require us to follow specific accounting standards. These accounting requirements may be more restrictive than generally accepted accounting principles, potentially resulting in earlier or greater charges to earnings or reductions in our capital.

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

Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional costs. Through our nationwide lending businesses we operate in all 50 states, and through our workforce we employ individuals across 25-30 states at any given time. Each state has statutes that are unique to that state which could impact how we conduct business in the state. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our business, results of operations, and financial condition.

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

Our CRO and CIO have 30 and 24 years of experience, respectively. Their background is summarized in Part I, Item 1, Executive Officers of the Registrant.

To date, we believe we have not been materially affected, or are reasonably likely to be materially affected, by cybersecurity threats, including our business strategy, results of operations or financial condition. Please refer to Risk Factors in Item 1A for discussion of possible impacts from future cybersecurity events.

Item 2. Properties

The following table provides certain summary information with respect to the principal properties in which we conduct our operations, all of which were leased, as of December 31, 2025:

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

For the purpose of generating business development opportunities in our specialized lending and consulting businesses, as of December 31, 2025, office space was also leased in several states nationwide under shorter-term lease agreements.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Holders

The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol “FBIZ.” As of February 19, 2026, there were 287 registered shareholders of record of the Corporation’s common stock.

Dividend Policy

It has been our practice to pay a dividend to common shareholders. Dividends historically have been declared in the month following the end of each calendar quarter. The timing and amount of future dividends are at the discretion of the Board of Directors of the Corporation (the “Board”) and will depend upon the consolidated earnings, financial condition, liquidity, and capital requirements of the Corporation and the Bank, the amount of cash dividends paid to the Corporation by the Bank, applicable government regulations and policies, supervisory actions, and other factors considered relevant by the Board. Refer to Part I, Item 1 - Business - Supervision and Regulation - The Bank - Dividend Payments for additional discussion regarding the limitations on dividends and other capital contributions by the Bank to the Corporation. The Board anticipates it will continue to declare dividends as appropriate based on the above factors.

Stock Performance Graph

The chart shown below depicts total return to shareholders during the period beginning December 31, 2020 and ending December 31, 2025. The total return includes appreciation or depreciation in market value of the Corporation’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the Nasdaq Composite, which is a broad nationally recognized index of stock performance by publicly traded companies, and the KBW Bank Nasdaq, which is an index that contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as banks.

	As of December 31,
Index	2020	2021	2022	2023	2024	2025
First Business Financial Services, Inc.	$100.00	$162.83	$208.72	$235.71	$279.17	$335.22
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation's Chief Executive Office or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of December 31, 2025, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 - November 30, 2025	304	52.27	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	304	$52.27	—	92,081

(1)
During the fourth quarter of 2025, the Corporation repurchased an aggregate 304 shares of the Corporation’s common stock, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards. The Corporation did not repurchase any shares pursuant to the publicly announced program described above during the quarter.

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

Forward-Looking Statements

This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•
Adverse changes in the economy or business conditions, either nationally or in the Corporation's markets including, without limitation, inflation, economic downturn, labor shortages, wage pressures, and the adverse effects of public health events on the global, national, and local economy.
•
Uncertainty created by potential federal government actions relating to the authority of regulatory agencies (including bank regulators), international trade policy, prolonged shutdown of the federal government, and other significant policy matters.
•
Competitive pressures among depository and other financial institutions nationally and in the Corporation's markets.
•
Increases in defaults by borrowers and other delinquencies.
•
Management's ability to manage growth effectively, including the successful expansion of client support, administrative infrastructure, and internal management systems.
•
Fluctuations in interest rates and market prices.
•
Changes in legislative or regulatory requirements applicable the Corporation and its subsidiaries.
•
Changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations.
•
Fraud, including client and system failure or breaches of the Corporation's network security, including the Corporation's internet banking activities.
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

The table below shows the Corporation’s performance for the years ended December 31, 2025, 2024, and 2023 in comparison to the key performance indicators included in the Corporation’s current strategic plan.

	As of December 31,
Key Performance Indicators	2023	2024	2025	Strategic Plan
Return on average tangible common equity (“ROATCE”)(1)	14.5%	15.4%	15.3%	≥ 15% by 2028
Tangible book value (“TBV”) growth	12.9%	15.0%	13.7%	≥ 10% per year
Top line revenue growth	12.6%	6.6%	9.9%	≥ 10% per year
Efficiency ratio	60.99%	60.61%	58.78%	< 60% by 2028
Core deposits to total funding	76.0%	71.1%	74.7%	≥ 75%
Employee engagement & participation (2)	90%	86%	85%	≥ 85%
Net promoter score (3)	78	70	78	≥ 70

(1)
Anonymous survey conducted annually.
(2)
Net promoter score assesses likelihood to recommend on a 11-point scale, where detractors (scores 0-6) are subtracted from promoters (scores 9-10), while passives (scores 7-8) are not considered

Financial Performance Summary

Results as of and for the year ended December 31, 2025, include:

•
Net income available to common shareholders for the year ended December 31, 2025 was $49.4 million, compared to $43.4 million for the year ended December 31, 2024.

•
Diluted earnings per common share were $5.94 for the year ended December 31, 2025, compared to $5.20 in the prior year.
•
Return on average assets (“ROAA”) for the year ended December 31, 2025, was 1.24%, compared to 1.20% for 2024.
•
Return on average tangible common equity (“ROATCE”) is defined as net income available to common shareholders divided by average equity less average preferred stock and less intangibles. ROATCE was 15.25% for the year ended December 31, 2025, compared to 15.35% for the year ended December 31, 2024.
•
Efficiency ratio measured 58.78% for the year ended December 31, 2025, compared to 60.61% for the year ended December 31, 2024.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, was $69.4 million for the year ended December 31, 2025, compared to $60.4 million for the year ended December 31, 2024.
•
Net interest margin was 3.64% for the year ended December 31, 2025, compared to 3.66% for the year ended December 31, 2024.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $168.6 million for the year ended December 31, 2025, compared to $153.5 million in the year ended December 31, 2024.
•
Effective tax rate was 16.8% for the year ended December 31, 2025, compared to 13.5% for the year ended December 31, 2024.
•
Provision for credit loss expense was $8.7 million for the year ended December 31, 2025, compared to $8.8 million for the year ended December 31, 2024.
•
Total assets at December 31, 2025, increased $228.7 million, or 5.9%, to $4.082 billion from $3.853 billion at December 31, 2024.
•
Period-end gross loans and leases receivable increased $261.4 million, or 8.4%, to $3.375 billion as of December 31, 2025, compared to $3.114 billion as of December 31, 2024. Average gross loans and leases of $3.272 billion increased $275.0 million, or 9.2%, for the year ended December 31, 2025, compared to $2.997 billion for the year ended December 31, 2024.
•
Non-performing assets were $43.9 million and 1.07% of total assets as of December 31, 2025, compared to $28.4 million and 0.74% of total assets as of December 31, 2024.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $424,000 compared to December 31, 2024. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.12% of total loans, compared to 1.20% at December 31, 2024.
•
Period-end core deposits at December 31, 2025, increased $276.6 million, or 11.5%, to $2.673 billion from $2.396 billion as of December 31, 2024. Average core deposits of $2.532 billion increased $153.4 million, or 6.4%, for the year ended December 31, 2025, compared to $2.378 billion for the year ended December 31, 2024.
•
Private wealth and trust assets under management and administration increased by $396.0 million, or 11.58%, to $3.815 billion at December 31, 2025, compared to $3.419 billion at December 31, 2024. Private wealth management service fees increased $1.5 million, or 11.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

The detailed financial discussion that follows focuses on 2025 results compared to 2024. Information pertaining to 2024 in comparison to 2023 was included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, on page 37 under Part II, Item 7, "Management's Discussion and Analysis of Financial and Result of Operations," which was filed with the SEC on February 26, 2025.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $15.2 million, or 9.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a 10.1% increase in net interest income and a 9.2% increase in non-interest income. The increase in net interest income was driven by an increase in average gross loans and leases partially offset by net interest margin compression. The increase in non-interest income was due to increases in private wealth fee income, bank owned life insurance policy income, service charges on deposits, and commercial loan swap fee income, partially offset by a decrease in loan fees driven by a reclassification of certain items to net interest income.

The components of top line revenue were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2025	2024	2023	$ Change 2025	% Change 2025	$ Change 2024	% Change 2024
	(Dollars in Thousands)
Net interest income	$136,690	$124,206	$112,588	$12,484	10.1%	$11,618	10.3%
Non-interest income	31,937	29,251	31,308	2,686	9.2	$(2,057)	(6.6)
Top line revenue	$168,627	$153,457	$143,896	$15,170	9.9	$9,561	6.6

Return on Average Assets and Return on Average Tangible Common Equity

ROAA was 1.24% for the year ended December 31, 2025, compared to 1.20% for the year ended December 31, 2024. The increase in ROAA was due to the increase in net interest income and non-interest income, partially offset by an increase in operating expenses and a higher effective tax rate. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE for the year ended December 31, 2025 was 15.25%, compared to 15.35% for the year ended December 31, 2024. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 58.78% for the year ended December 31, 2025, compared to 60.61% for the year ended December 31, 2024. Efficiency ratio is a non-GAAP measure representing operating expense divided by operating revenue. Operating expense is defined as non-interest expense excluding the effects of the SBA recourse benefit or provision, impairment of tax credit investments, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any. Operating revenue is defined as net interest income plus non-interest income less realized net gains or losses on securities, if any, and other discrete items.

PTPP adjusted earnings for the year ended December 31, 2025, was $69.4 million, increasing 14.8%, compared to $60.4 million for the year ended December 31, 2024. PTPP adjusted earnings is a non-GAAP measure defined as operating revenue less operating expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings allows management to benchmark performance of our model to our peers without the influence of the loan loss provision and tax considerations, which will ultimately influence other traditional financial measurements, including ROA and ROATCE. The information provided below reconciles the efficiency ratio and PTPP adjusted earnings to their most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Year Ended December 31,			Change From Prior Year
	2025	2024	2023	$ Change 2025	% Change 2025	$ Change 2024	% Change 2024
	(Dollars in Thousands)
Total non-interest expense	$99,519	$93,480	$88,575	$6,039	6.5%	$4,905	5.5%
Less:
Net loss on repossessed assets	27	168	12	(141)	(83.9)%	156	1,300.0
SBA recourse (benefit) provision	(64)	(104)	775	40	(38.5)%	(879)	(113.4)
Contribution to First Business Charitable Foundation	234	—	—	234	NM	—	NM
Impairment of tax credit investments	339	400	—	(61)	(15.3)%	400	NM
Total operating expense (a)	$98,983	$93,016	$87,788	$5,967	6.4	$5,228	6.0
Net interest income	$136,690	$124,206	$112,588	$12,484	10.1	$11,618	10.3
Total non-interest income	31,937	29,251	31,308	2,686	9.2	(2,057)	(6.6)
Less:
Bank-owned life insurance claim	234	—	—	234	NM	—	NM
Net loss on sale of securities	—	(8)	(45)	8	NM	37	NM
Adjusted non-interest income	31,703	29,259	31,353	2,444	8.4	(2,094)	(6.7)
Operating revenue (b)	$168,393	$153,465	$143,941	$14,928	9.7	$9,524	6.6
Efficiency ratio	58.78%	60.61%	60.99%

Pre-tax, pre-provision adjusted earnings (b-a)	$69,410	$60,449	$56,153	$8,961	14.8	$4,296	7.7
Average total assets	$3,999,878	$3,626,273	$3,212,149	$373,605	10.3	$414,124	12.9

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

	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$1,971,337	$123,113	6.25%	$1,793,041	$118,339	6.60%	$1,586,967	$98,370	6.20%
Commercial and industrial loans(1)	1,252,779	101,562	8.11%	1,153,955	95,782	8.30%	1,013,866	81,963	8.08%
Consumer and other loans(1)	47,756	2,636	5.52%	49,885	2,777	5.57%	47,018	2,316	4.93%
Total loans and leases receivable(1)	3,271,872	227,311	6.95%	2,996,881	216,898	7.24%	2,647,851	182,649	6.90%
Mortgage-related securities(2)	340,173	14,368	4.22%	266,098	10,405	3.91%	200,383	6,433	3.21%
Other investment securities(3)	46,681	1,007	2.16%	56,301	1,507	2.68%	62,921	1,770	2.81%
FHLB and FRB stock	11,109	1,016	9.15%	12,167	1,133	9.31%	15,162	1,231	8.12%
Short-term investments	85,305	3,608	4.23%	59,853	3,186	5.32%	54,311	2,845	5.24%
Total interest-earning assets	3,755,140	247,310	6.59%	3,391,300	233,129	6.87%	2,980,628	194,928	6.54%
Non-interest-earning assets	244,738			234,973			231,521
Total assets	$3,999,878			$3,626,273			$3,212,149
Interest-bearing liabilities
Transaction accounts	$1,018,735	$32,543	3.19%	$884,321	$33,796	3.82%	$689,500	$23,727	3.44%
Money market accounts	856,554	27,726	3.24%	815,603	32,180	3.95%	681,336	22,129	3.25%
Certificates of deposit	236,848	9,238	3.90%	237,228	10,879	4.59%	273,387	11,209	4.10%
Wholesale deposits	737,253	29,701	4.03%	515,197	21,066	4.09%	346,285	14,353	4.14%
Total interest-bearing deposits	2,849,390	99,208	3.48%	2,452,349	97,921	3.99%	1,990,508	71,418	3.59%
FHLB advances	246,485	7,880	3.20%	282,437	7,719	2.73%	351,990	8,881	2.52%
Other borrowings	54,748	3,532	6.45%	51,072	3,284	6.43%	38,891	2,041	5.25%
Total interest-bearing liabilities	3,150,623	110,620	3.51%	2,785,858	108,924	3.91%	2,381,389	82,340	3.46%
Non-interest-bearing demand deposit accounts	419,691			441,313			453,930
Other non-interest-bearing liabilities	81,427			92,708			102,668
Total liabilities	3,651,741			3,319,879			2,937,987
Stockholders’ equity	348,137			306,394			274,162
Total liabilities and stockholders’ equity	$3,999,878			$3,626,273			$3,212,149
Net interest income		$136,690			$124,205			$112,588
Interest rate spread			3.07%			2.96%			3.08%
Net interest-earning assets	$604,517			$605,442			$599,239
Net interest margin			3.64%			3.66%			3.78%
Average interest-earning assets to average interest-bearing liabilities	119.19%			121.73%			125.16%
Return on average assets	1.24%			1.20%			1.13%
Return on average tangible common equity	15.25%			15.35%			14.46%
Average equity to average assets	8.70%			8.45%			8.54%
Non-interest expense to average assets	2.49%			2.58%			2.76%

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

The following table provides information with respect to: (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended December 31,
	2025 Compared to 2024			2024 Compared to 2023
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(6,583)	$11,357	$4,774	$6,643	$13,326	$19,969
Commercial and industrial loans(1)	(2,273)	8,053	5,780	2,240	11,579	13,819
Consumer and other loans(1)	(23)	(118)	(141)	314	147	461
Total loans and leases receivable	(8,879)	19,292	10,413	9,197	25,052	34,249
Mortgage-related securities	886	3,077	3,963	1,586	2,386	3,972
Other investment securities	(266)	(234)	(500)	(83)	(180)	(263)
FHLB and FRB Stock	—	(117)	(117)	165	(263)	(98)
Short-term investments	(745)	1,167	422	47	294	341
Total net change in income on interest-earning assets	(9,004)	23,185	14,181	10,912	27,289	38,201
Interest-bearing liabilities
Transaction accounts	(5,985)	4,732	(1,253)	2,832	7,237	10,069
Money market accounts	(6,007)	1,553	(4,454)	5,242	4,809	10,051
Certificates of deposit	(1,624)	(17)	(1,641)	1,245	(1,575)	(330)
Wholesale deposits	(315)	8,950	8,635	(197)	6,910	6,713
Total deposits	(13,931)	15,218	1,287	9,122	17,381	26,503
FHLB advances	102	59	161	697	(1,859)	(1,162)
Other borrowings	11	237	248	520	723	1,243
Total net change in expense on interest-bearing liabilities	(13,818)	15,514	1,696	10,339	16,245	26,584
Net change in net interest income	$4,814	$7,671	$12,485	$573	$11,044	$11,617

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The change in yield of the respective interest-earning assets or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the year ended December 31, 2025, and 2024.

	For the Year Ended December 31,
	2025	2024	2023	2025 Compared to 2024	2024 Compared to 2023
Asset and Liability Beta Analysis	Average Yield/Rate			Increase (Decrease)
Total loans and leases receivable (a)	6.95%	7.24%	6.90%	-0.29%	0.34%
Total interest-earning assets (b)	6.59%	6.87%	6.54%	-0.28%	0.33%
Total core deposits (e)	2.75%	3.23%	2.72%	-0.48%	0.51%
Total bank funding (f)	3.05%	3.33%	2.87%	-0.28%	0.46%
Net interest margin (g)	3.64%	3.66%	3.78%	-0.02%	(0.12)%

Effective fed funds rate (1)(i)	4.21%	5.14%	5.02%	-0.93%	0.12%

Beta Calculations:
Total loans and leases receivable (a)/(i)				31.2%	283.3%
Total interest-earning assets (b)/(i)				30.1%	275.0%
Total core deposits (e)/(i)				51.6%	425.0%
Total bank funding (2)(f)/(i)				30.1%	383.3%

(1)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) retrieved from FRED, Federal Reserve Bank of St. Louis.
(2)
Total bank funding represents total deposits plus FHLB advances.

Net interest income increased $12.5 million, or 10.1% during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in net interest income reflected an increase in average gross loans and leases, the reclassification of certain types of C&I loan fees from non-interest income to interest income, and lower cost of interest-bearing liabilities due to decreases in interest rates. These changes were partially offset by a decrease in yield on loans, non-accrual interest reversals, and a decrease in asset-based loan fees. Average gross loans and leases of $3.272 billion increased by $275.0 million, or 9.2%, for the year ended December 31, 2025, compared to $2.997 billion for the same period in 2024.

The yield on average interest-earning assets for the year ended December 31, 2025, was 6.59%, compared to 6.87% for the year ended December 31, 2024. The decrease in yield was primarily due to lower interest rates, partially offset by the reinvestment of cash flows from the securities and fixed-rate loan portfolios.

The average rate paid on total interest-bearing liabilities was 3.51% for the year ended December 31, 2025, a decrease from 3.91% for the year ended December 31, 2024. Total interest-bearing liabilities includes interest-bearing deposits, FHLB advances, subordinated and junior subordinated notes and debentures payable, federal funds purchased, and other borrowings. The average rates paid decreased due to lower short-term interest rates, the replacement of maturing wholesale funds at higher fixed rates, and client movement from non-interest bearing to interest bearing core deposit products.

Net interest margin decreased to 3.64% for the year ended December 31, 2025, compared to 3.66% for the year ended December 31, 2024. The decrease in net interest margin was due to lower yields on interest-earning assets, partially offset by lower costs of interest-bearing liabilities due to lower interest rates and the reclassification of certain types of C&I loan fees from non-interest income to net interest income.

The Corporation maintains a target for net interest margin in the range of 3.60% to 3.65%. Performance in future periods will vary due to factors such as the level of fees in lieu of interest and the timing, pace, and scale of future interest rate changes.

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

The following table shows the components of the provision for credit losses.

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Change in qualitative factors	$(546)	$332	$33
Change in quantitative factors	1,526	(977)	(1,453)
Charge-offs	9,665	5,255	1,781
Recoveries	(1,434)	(699)	(548)
Change in reserves on individually evaluated loans, net	(3,368)	2,928	4,330
Change due to loan growth, net	2,480	2,227	3,652
Change in unfunded credit commitment reserves	332	(239)	387
Total provision for credit losses (a)	$8,655	$8,827	$8,182
(a)
Management adopted ASC 326 on January 1, 2023.

Refer to Asset Quality, below, for further information regarding the overall credit quality of our loan and lease portfolio.

Non-Interest Income

Non-interest income increased by $2.7 million, or 9.2%, to $31.9 million for the year ended December 31, 2025, from $29.3 million for the year ended December 31, 2024. Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream through greater contributions from fee-based revenues. Total non-interest income accounted for 18.9% of total revenues for the year ended December 31, 2025, compared to 19.1% in 2024 as net interest income increased at a greater rate than non-interest income. The increase in total non-interest income for the year ended December 31, 2025, was driven by private wealth fee income, bank-owned life insurance policy income, commercial loan swap fee income, and service charges on deposits, partially offset by a reduction in loan fees driven by the reclassification of certain types of C&I fees from non-interest income to net interest income.

The components of non-interest income were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2025	2024	2023	$ Change 2025	% Change 2025	$ Change 2024	% Change 2024
	(Dollars in Thousands)
Private wealth management services fee income	$14,716	$13,262	$11,425	$1,454	11.0%	$1,837	16.1%
Gain on sale of SBA loans	1,882	1,942	2,055	(60)	(3.1)	(113)	(5.5)
Service charges on deposits	4,491	3,771	3,131	720	19.1	640	20.4
Loan fees	1,724	3,399	3,363	(1,675)	(49.3)	36	1.1
Bank-owned life insurance policy income	2,755	1,649	1,494	1,106	67.1	155	10.4
Net loss on sale of securities	—	(8)	(45)	8	(100.0)	37	(82.2)
Swap fees	1,995	1,403	2,964	592	42.2	(1,561)	(52.7)
Other non-interest income	4,374	3,833	6,921	541	14.1	(3,088)	(44.6)
Total non-interest income	$31,937	$29,251	$31,308	$2,686	9.2	$(2,057)	(6.6)
Fee income ratio(1)	18.9%	19.1%	21.8%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Private wealth fee income increased $1.5 million, or 11.0%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Private wealth fee income increased compared to the prior year primarily due to an increase in assets under management and administration and increases in fee rates across the client base. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility within the capital markets. As of December 31, 2025, private wealth and trust assets under management and administration totaled $3.815 billion, increasing $396.0 million, or 11.6%, compared to $3.419 billion as of December 31, 2024, due to an increase in market values, new clients, and new money from existing clients.

Bank-owned life insurance policy income increased $1.1 million, or 67.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is primarily due to the purchase of new policies, totaling $24.5 million in the second quarter of 2025 and an insurance claim of $234,000 in the third quarter of 2025.

Service charges on deposits increased $720,000, or 19.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is primarily driven by new and expanded core deposit relationships and a reduction in earnings credit rates. Treasury management business development efforts remain robust as gross treasury management service charges increased $473,000, or 7.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Commercial loan interest rate swap fee income increased $592,000, or 42.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. We originate commercial real estate loans in which we offer clients a floating rate and an interest rate swap. The client’s swap is then offset with a counter-party dealer. The execution of these transactions generates swap fee income. Interest rate swaps can be an attractive product for our commercial borrowers, although associated fee income varies from period to period based on loan activity, the interest rate environment, and the duration of the swap contracts.

Other non-interest income increased $541,000, or 14.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to nonrecurring fee income in accounts receivable financing and increases in credit card fee income, bank consulting fee income, and other equipment finance related fees. These increases were partially offset by a decrease in limited partnership investment income.

Loan fee income decreased $1.7 million, or 49.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change is primarily due to the reclassification of certain types of C&I loan fees from non-interest income to interest income. Excluding this reclassification, loan fee income increased $113,000, or 7.0%. The change excluding the reclassification is primarily due to an increase in traditional commercial loan fees.

Non-Interest Expense

Non-interest expense increased by $6.0 million, or 6.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio table above, increased $6.0 million, or 6.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

The components of non-interest expense were as follows:

	For the Year Ended December 31,			Change From Prior Year
	2025	2024	2023	$ Change 2025	% Change 2025	$ Change 2024	% Change 2024
	(Dollars in Thousands)
Compensation	$67,874	$63,105	$61,059	$4,769	7.6%	$2,046	3.4%
Occupancy	2,303	2,373	2,381	(70)	(2.9)	(8)	(0.3)
Professional fees	5,018	5,671	5,325	(653)	(11.5)	346	6.5
Data processing	4,732	4,892	3,826	(160)	(3.3)	1,066	27.9
Marketing	3,844	3,518	2,889	326	9.3	629	21.8
Equipment	1,381	1,314	1,340	67	5.1	(26)	(1.9)
Computer software	6,987	6,166	4,985	821	13.3	1,181	23.7
FDIC insurance	3,231	2,760	2,238	471	17.1	522	23.3
Other non-interest expense	4,149	3,681	4,532	468	12.7	(851)	(18.8)
Total non-interest expense	$99,519	$93,480	$88,575	$6,039	6.5	$4,905	5.5
Total operating expense(1)	$98,983	$93,016	$87,788	$5,967	6.4	$5,228	6.0
Actual full-time equivalent employees	365	349	343	16	4.6	6	1.7

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense increased by $4.8 million, or 7.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, principally due to an increase in average FTEs, salary increases, growth in employee benefit costs, and increase in the annual cash bonus accrual. The increase reflects a $2.5 million, or 6.2%, increase in employee salaries and a $1.1 million, or 18.4%, increase in estimated annual cash bonuses compared to 2024. Average FTEs of 363 for the year ended December 31, 2025, increased by 13, or 3.7%, from 350 for the year ended December 31, 2024.

Computer software expense increased $821,000, or 13.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity and security, and improve the client experience.

FDIC insurance increased $471,000, or 17.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was commensurate with the increase in total assets, brokered deposits, and non-accrual loans.

Other non-interest expense increased $468,000, or 12.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in liquidation expenses and a release of SBA recourse reserve in the prior year period.

Marketing expense increased $326,000, or 9.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in business development efforts and advertising projects related to the Company’s growth initiatives.

Professional fees decreased $653,000, or 11.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in recruiting expense and professional consulting services for various projects.

Income Taxes

Income tax expense totaled $10.1 million for the year ended December 31, 2025, compared to $6.9 million for the year ended December 31, 2024. Income tax expense included a $1.6 million net benefit from tax credit investments for the years ended December 31, 2025 and 2024. The effective tax rate for the year ended December 31, 2025, was 16.8% compared to 13.5% for the year ended December 31, 2024. The year-over-year increase was mainly driven by a $1.7 million partial release of a state deferred tax asset valuation allowance in 2024, resulting from updated projections of taxable income at the state level. The Corporation expects to report an effective tax rate between 16% and 18% for 2026.

Financial Condition

General

Total assets increased by $228.7 million, or 5.9%, to $4.082 billion as of December 31, 2025, compared to $3.853 billion at December 31, 2024. The increase in total assets was primarily driven by an increase in loans and leases receivable and available-for-sale securities, partially offset by a reduction in short-term investments. Total liabilities increased by $185.7 million, or 5.3%, to $3.710 billion at December 31, 2025, compared to $3.525 billion at December 31, 2024. The increase in total liabilities was principally due to an increase in deposits, partially offset by a decrease in Federal Home Loan Bank borrowings.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $1.3 million to $30.8 million at December 31, 2025, from $29.5 million at December 31, 2024. Short-term investments decreased by $119.5 million to $8.7 million at December 31, 2025, from $128.2 million at December 31, 2024. Our short-term investments primarily consist of interest-bearing deposits held at the Federal Reserve Bank ("FRB"). We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. As of December 31, 2025, and December 31, 2024, interest-bearing deposits held at the FRB were $7.7 million and $127.8 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities

Total securities, including available-for-sale and held-to-maturity, increased by $79.2 million, or 22.7%, to $427.3 million, or 10.5% of total assets at December 31, 2025, compared to $348.1 million or 9.0% of total assets at December 31, 2024. As of December 31, 2025, and 2024, our total securities portfolio had a weighted average estimated remaining maturity of approximately 4.7 years and 5.2 years, respectively. The investment portfolio primarily consists of mortgage-backed securities and is used to provide a source of liquidity, including the ability to pledge securities for possible future cash advances, while contributing to the earnings potential of the Bank. The overall duration of the securities portfolio is established and maintained to further mitigate interest rate risk present within our balance sheet as identified through asset/liability simulations. We purchase investment securities intended to protect net interest margin while maintaining an acceptable risk profile. In addition, we will purchase investment securities to utilize our cash position effectively within appropriate policy guidelines and estimates of future cash demands. While mortgage-backed securities present prepayment risk and extension risk, we believe the overall credit risk associated with these investments is minimal, as all of the securities we hold are guaranteed by the United States Treasury, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”), a U.S. government agency. The estimated repayment streams associated with this portfolio also allow us to better match short-term liabilities. The Bank’s investment policies allow for various types of investments, including tax-exempt municipal securities. The ability to invest in tax-exempt municipal securities provides for further opportunity to improve our overall yield on the securities portfolio. We evaluate the credit risk of the municipal securities prior to purchase and generally limit exposure to general obligation issuances from municipalities, primarily in Wisconsin.

The majority of the securities we hold have active trading markets; therefore, we have not experienced difficulties in pricing our securities. We use a third-party pricing service as our primary source of market prices for the securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification of the portfolio, data integrity validation through comparison of current price to prior period prices, and an expectation-based analysis of movement in prices based upon the changes in the related yield curves and other market factors. On a periodic basis, we review the third-party pricing vendor’s methodology for pricing relevant securities and the results of its internal control assessments. Our securities portfolio is sensitive to fluctuations in the interest rate environment and has limited sensitivity to credit risk due to the nature of the issuers and guarantors of the securities as previously discussed. If interest rates decline and the credit quality of the securities remains constant or improves, the fair value of our debt securities portfolio would likely improve, thereby increasing total comprehensive income. If interest rates increase and the credit quality of the securities remains constant or deteriorates, the fair value of our debt securities portfolio would likely decline and therefore decrease total comprehensive income. The magnitude of the fair value change will be based upon the duration of the portfolio. A securities portfolio with a longer average duration will exhibit greater market price volatility than a securities portfolio with a shorter average duration in a changing rate environment. During the year ended December 31, 2025, we recognized unrealized holding gains of $11.6 million before income taxes through other comprehensive income. These gains were primarily the result of a decrease in market interest rates. No securities within our portfolio were deemed to require an allowance for credit losses as of December 31, 2025. We sold no securities during the year ended December 31, 2025. As of December 31, 2025, no securities were classified as trading securities. At December 31, 2025, $38.8 million of our securities were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The tables below set forth information regarding the amortized cost and fair values of our securities.

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,995	$4,901	$4,989	$4,718
U.S. government agency securities - government- sponsored enterprises	2,500	2,314	3,500	3,153
Municipal securities	46,993	43,892	39,997	34,861
Residential mortgage-backed securities - government issued	166,933	166,635	125,571	123,223
Residential mortgage-backed securities - government- sponsored enterprises	168,544	162,543	145,888	134,765
Commercial mortgage-backed securities - government issued	2,416	2,114	2,665	2,224
Commercial mortgage-backed securities - government- sponsored enterprises	42,326	39,688	43,033	38,448
	$434,707	$422,087	$365,643	$341,392

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,144	$2,141	$3,137	$3,099
Residential mortgage-backed securities - government issued	546	520	836	788
Residential mortgage-backed securities - government- sponsored issued	518	500	766	724
Commercial mortgage-backed securities - government- sponsored enterprises	2,002	1,980	2,002	1,924
	$5,210	$5,141	$6,741	$6,535

U.S. Treasuries represent treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by FNMA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by GNMA. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by FHLMC, FNMA, and the FHLB.

The following table sets forth the contractual maturity and weighted average yield characteristics of the fair value of our available-for-sale securities and the amortized cost of our held-to-maturity securities at December 31, 2025, classified by remaining contractual maturity. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay securities without call or prepayment penalties. Yields on tax-exempt securities have not been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total
	(Dollars in Thousands)
Available-for-sale:
U.S. treasuries	$4,901	1.00%	$—	—%	$—	—%	$—	—%	$4,901
U.S. government agency securities - government- sponsored enterprises	—	—	2,314	0.95	—	—	—	—	2,314
Municipal securities	932	1.22	10,059	1.63	9,109	2.11	23,792	2.67	43,892
	5,833		12,373		9,109		23,792		51,107
Residential mortgage-backed securities									329,178
Commercial mortgage- backed securities									41,802
	$5,833		$12,373		$9,109		$23,792		$422,087

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
	(Dollars in Thousands)
Held-to-maturity:
Municipal securities	$745	3.00%	$1,399	2.90%	$—	—%	$—	—%	$2,144
	745		1,399		—		—		2,144
Residential mortgage-backed securities									1,064
Commercial mortgage- backed securities									2,002
	$745		$1,399		$—		$—		$5,210

Investments in Limited Partnerships

The Corporation has invested in a number of limited partnerships that provide income tax, financial, and regulatory benefits due to the nature of the partnerships. These investments included: seven Small Business Investment Companies ("SBIC") and four other limited partnership investments, whose purpose is to provide funding to small companies which meet certain criteria based on each particular fund's focus, five Historic Rehabilitation Tax Credit funds ("HTC"), whose purpose is to develop and operate real estate projects related to historical properties and communities, and 12 Low-Income Housing Tax Credits ("LIHTC") projects, whose purpose is to invest in approved low-income housing investment tax credit projects.

These investments are unconsolidated variable interest entities ("VIE") because we are not considered the primary beneficiary. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance.

All of our limited partnership investments are privately held and their market values are not readily available. These investments are accounted for using the equity method of accounting for SBIC, other limited partnerships, and HTC funds and the proportional amortization method for LIHTC investments and are included in Other Assets in the Consolidated Balance Sheets. Income from the SBIC and other limited partnerships are included in Other Non-interest Income in the Consolidated Statements of Income and totaled $1.2 million, $1.9 million, and $5.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Income or loss from the HTC and LIHTC investments is included in income tax expense. Income from investments in limited partnerships varies from period to period based on timing of new investments and investment performance.

Derivatives

The Board approved Bank policies allow the Bank to participate in hedging strategies or to use financial futures, options, forward commitments, or interest rate swaps. The Bank periodically utilizes derivative instruments in the course of its asset/liability management. The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets.

As of December 31, 2025, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.167 billion, compared to $1.022 billion as of December 31, 2024. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between June 2026 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of December 31, 2025, the commercial borrower swaps were reported on the Consolidated Balance Sheets as a derivative asset of $9.7 million and liability of $34.6 million compared to a derivative asset of $2.0 million and liability of $56.6 million as of December 31, 2024. Relating to the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between June 2026 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Consolidated Balance Sheets as a net derivative asset of $24.9 million as of December 31, 2025, compared to a net derivative asset of $54.5 million as of December 31, 2024. In both periods, the counterparties pledged U.S. Treasuries to fully collateralize the position. The gross amount of dealer counterparty swaps as of December 31, 2025, without regard to the enforceable master netting agreement, was a gross derivative liability of $9.7 million and gross derivative asset of $34.6 million, compared to a gross derivative liability of $2.0 million and gross derivative asset of $56.6 million as of December 31, 2024.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2025, the aggregate notional value of interest rate swaps designated as cash flow hedges was $497.5 million. These interest rate swaps mature between January 2026 and February 2041. A pre-tax unrealized loss of $8.9 million was recognized in other comprehensive income for the year ended December 31, 2025, respectively, and there was no ineffective portion of these hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of December 31, 2025, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized loss of $175,000 was recognized in other comprehensive income for the year ended December 31, 2025, and there was no ineffective portion of these hedges.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $260.0 million, or 8.4%, to $3.337 billion at December 31, 2025, from $3.077 billion at December 31, 2024.

There continues to be a concentration in CRE loans which represented 61.0% and 61.6% of our total loans, as of December 31, 2025, and December 31, 2024, respectively. Our CRE portfolio increased $143.1 million, or 7.5%, to $2.060 billion at December 31, 2025, from $1.917 billion at December 31, 2024. As of December 31, 2025, approximately 14.3% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2024. We consider owner-occupied CRE more characteristic of the Corporation's C&I portfolio as, in general, the client's primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property. The increase in CRE loans was due to growth across most products in our Wisconsin and Kansas City markets.

Our C&I portfolio increased $122.3 million, or 10.6%, to $1.274 billion at December 31, 2025, from $1.152 billion at December 31, 2024. The Corporation experienced C&I loan growth in 2025, due to growth across most products and geographies. Management believes the investment in the Corporation’s C&I product lines has positioned the Corporation for strong and sustainable growth in 2026 and beyond.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of December 31,
	2025		2024
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$293,706	8.7%	$273,397	8.8%
Commercial real estate — non-owner occupied	885,870	26.2	845,298	27.1
Construction and land development	248,560	7.4	221,086	7.1
Multi-family	571,468	16.9	530,853	17.1
1-4 family	60,661	1.8	46,496	1.5
Total commercial real estate	2,060,265	61.0	1,917,130	61.6
Commercial and industrial	1,273,997	37.8	1,151,720	37.0
Consumer and other	40,965	1.2	45,000	1.4
Total gross loans and leases receivable	3,375,227	100.0%	3,113,850	100.0%
Less:
Allowance for credit losses	35,877		35,785
Deferred loan fees and costs, net	1,986		722
Loans and leases receivable, net	$3,337,364		$3,077,343

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of December 31, 2025:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	5%	32%	18%	12%	33%	100%
Commercial real estate — non- owner occupied	76% (1)	1%	9%	2%	12%	100%
Commercial and industrial	4%	28%	18%	8%	42%	100%

(1)
Includes approximately $287.3 million of office real estate, or 8.5% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

The following table shows the scheduled contractual maturities of the Bank’s consolidated gross loans and leases receivable, as well as the dollar amount of such loans and leases which are scheduled to mature after one year and have fixed or adjustable interest rates, as of December 31, 2025.

	Amounts Due				Interest Terms On Amounts Due after One Year
	In One Year or Less	After One Year through Five Years	After Five Years	Total	Fixed Rate	Variable Rate
	(In Thousands)
Commercial real estate:
Owner-occupied	$23,702	$173,918	$96,086	$293,706	$218,983	$51,021
Non-owner occupied	164,551	418,829	302,490	885,870	249,193	472,126
Construction and land development	66,403	115,333	66,825	248,561	30,154	152,004
Multi-family	58,679	318,283	194,506	571,468	63,085	449,704
1-4 family	15,906	28,059	16,696	60,661	27,078	17,677
Commercial and industrial	452,103	698,905	122,988	1,273,996	250,274	571,620
Consumer and other	14,095	26,438	432	40,965	23,242	3,628
	$795,439	$1,779,765	$800,023	$3,375,227	$862,009	$1,717,780

Commercial Real Estate. The Bank originates owner-occupied and non-owner-occupied commercial real estate loans which have fixed or adjustable rates and generally terms of three to 12 years and amortization of up to 30 years on existing commercial real estate. The Bank also originates loans to construct commercial properties and complete land development projects. The Bank’s construction loans generally have terms of six to 24 months with fixed or adjustable interest rates and fees that are due at the time of origination. Loan proceeds are disbursed in increments as construction progresses and as project inspections warrant.

Commercial and Industrial. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes which principally are secured by inventory, accounts receivable, equipment, machinery, and other corporate assets and are advanced within limits prescribed by our loan policy. The majority of such loans are secured and typically backed by personal guarantees of the owners of the borrowing business. Of the $1.274 billion of C&I loans outstanding as of December 31, 2025, $604.0 million were conventional C&I loans and $670.0 million were originated by the FBSF subsidiary. FBSF products consists of equipment financing, asset-based lending, accounts receivable financing, and floorplan financing.

Consumer and Other. The Bank originates a small amount of consumer loans consisting of home equity, first and second mortgages, and other personal loans for professional and executive clients of the Bank.

Asset Quality

Our total non-performing assets consisted of the following:

	December 31, 2025	December 31, 2024
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$591
Commercial real estate - non-owner occupied	—	—
Construction and land development	14,581	—
Multi-family	4,292	—
1-4 family	—	—
Total non-accrual commercial real estate	18,873	591
Commercial and industrial	24,982	27,776
Consumer and other	—	—
Total non-accrual loans and leases	43,855	28,367
Repossessed assets, net	—	51
Total non-performing assets	$43,855	$28,418

Total non-accrual loans and leases to gross loans and leases	1.30%	0.91%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	1.30	0.91
Total non-performing assets to total assets	1.07	0.74
Allowance for credit losses to gross loans and leases	1.12	1.20
Allowance for credit losses to non-accrual loans and leases	85.95	131.38

Non-accrual loans and leases increased $15.5 million, to $43.9 million at December 31, 2025, compared to $28.4 million at December 31, 2024. The Corporation's non-accrual loans and leases as a percentage of total gross loans and leases measured 1.30% and 0.91% at December 31, 2025, and 2024, respectively. The increase in non-accrual loans and leases is primarily driven by a downgrade of $20.4 million of CRE loans from a single client relationship and a new non-accrual in accounts receivable financing, partially offset by a payoff of a large C&I loan from the prior year and lower non-accrual loans in equipment financing.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to determine the asset quality. Non-performing assets as a percentage of total assets was 1.07% and 0.74% at December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025, and December 31, 2024, the payment performance of our loans and leases did not point to any new areas of concern, as approximately 98.7% and 99.1%, respectively, of the total portfolio at the end of each period was in a current payment status.

We reviewed loans and leases with exposure to certain industries:

•
Transportation and Logistics, Equipment Finance: $23 million or less than 1% of total loans - Management considered the following: 10% of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.

•
Transportation and Logistics, other than Equipment Finance: $46 million or 1% of total loans - Management considered the following: One borrower with a balance of $6.0 million, or 13%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $287 million or 9% of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $571 million or 17% of total loans - Management considered the following: one borrower with a balance of $4.3 million, or 1% of the loan balance in this category is rated Category IV, multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Year Ended December 31,
	2025	2024
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$29,525	$13,125
Individually evaluated loans and leases with specific reserves required	14,330	15,242
Total individually evaluated loans and leases	43,855	28,367
Less: Specific reserves (included in allowance for credit losses)	5,550	8,918
Net non-accrual loans and leases	$38,305	$19,449
Average non-accrual loans and leases	$26,567	$19,589

Loans and leases with no specific reserves represent non-accrual loans where the estimated collateral, less estimated cost to sell, equals or exceeds the net realizable value of the loan. As part of the underwriting process, as well as our ongoing monitoring efforts, we evaluate sufficiency of collateral to protect our interest in the related loan or lease. As a result of this practice, a significant portion of our outstanding balance of non-accrual loans or leases may not require additional specific reserves or require only a minimal amount of required specific reserve. Management is proactive in recording charge-offs to bring loans to their net realizable value in situations where it is determined with certainty that we will not recover the entire amount of our principal. This practice may lead to a lower allowance for credit loss to non-accrual loans and leases ratio as compared to our peers or industry expectations.

In 2025, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are considered non-accrual and are placed on non-accrual status. Cash received while a loan or a lease is on non-accrual status is applied against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest due on a cash basis and principal.

Allowance for Credit Losses

The allowance for credit losses ("ACL"), including unfunded commitment reserves, increased $424,000, or 1.1%, to $37.7 million as of December 31, 2025, from $37.3 million as of December 31, 2024. A summary of the activity in the ACL, inclusive of reserves for unfunded credit commitments, follows:

	Year Ended December 31,
	2025	2024
	(Dollars in Thousands)
Allowance at beginning of period	$37,268	$32,997
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(9,651)	(5,233)
Consumer and other	(14)	(22)
Total charge-offs	(9,665)	(5,255)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	2	5
Commercial real estate — non-owner occupied	—	—
Construction	—	—
Multi-family	—	—
1-4 family	25	132
Commercial and industrial	1,407	541
Consumer and other	—	21
Total recoveries	1,434	699
Net charge-offs	(8,231)	(4,556)
Provision for credit losses	8,655	8,827
Allowance at end of period	$37,692	$37,268
Components:
Allowance for credit losses on loans	$35,877	$35,785
Allowance for credit losses on unfunded credit commitments	1,815	1,483
Total ACL	$37,692	$37,268
Net charge-offs as a percent of average gross loans and leases	0.25%	0.15%

The Corporation recognized $8.7 million of provision expense for the year ended December 31, 2025, compared to $8.8 million for the year ended December 31, 2024. The provision expense for the year ended December 31, 2025, was primarily due to $8.2 million in net charge-offs and $2.5 million and $1.5 million increases in the general reserve due to loan growth and changes in quantitative factors, respectively. These increases were partially offset by a $3.4 million decrease in the specific reserves on individually evaluated loans.

The ACL reserve increased compared to prior year primarily driven by higher general reserve requirements and higher reserves on unfunded commitments partially offset by lower specific reserve requirements. General reserves as a percentage of total loans increased to 0.90% as of December 31, 2025 from 0.86% as of December 31, 2024. Specific reserves as a percentage of total loans decreased to 0.16% as of December 31, 2025 from 0.29% as of December 31, 2024.

As a result of our review process, we have concluded an appropriate ACL for the loan and lease portfolio is $37.7 million, or 1.12% of gross loans and leases, at December 31, 2025. However, given complexities of workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion.

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

	As of December 31,
	2025		2024
	Balance	(a)	Balance	(a)
	(Dollars in Thousands)
Loan and lease portfolios:
Commercial real estate	$15,515	0.75%	$14,569	0.76%
Commercial and industrial	19,989	1.57	20,934	1.82
Consumer and other	373	0.91	282	0.63
Total allowance for loan losses	$35,877	1.06%	$35,785	1.15%
Reserve for unfunded credit commitments	1,815		1,483
Total allowance for credit losses	$37,692	1.12%	$37,268	1.20%

(a)
Allowance for credit losses category as a percentage of total loans by category.

Deposits

As of December 31, 2025, deposits increased $273.3 million, or 8.8%, to $3.380 billion from $3.107 billion at December 31, 2024. The increase in deposits was primarily due to increases of $138.1 million, $99.8 million, and $96.1 million in interest-bearing transaction accounts, certificates of deposits, and money market accounts, respectively. These increases were partially offset by decreases of $57.3 million and $3.3 million in non-interest-bearing transaction accounts and wholesale deposits, respectively.

The following table presents the composition of the Bank's consolidated deposits:

	As of December 31,
	2025		2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$378,770	11.2%	$436,111	14.0%
Interest-bearing transaction accounts	1,103,696	32.7	965,637	31.1
Money market accounts	905,773	26.8	809,695	26.0
Certificates of deposit	284,764	8.4	184,986	6.0
Wholesale deposits	707,412	20.9	710,711	22.9
Total deposits	$3,380,415	100.0%	$3,107,140	100.0%

Uninsured deposits	1,220,177		980,278
Less: uninsured deposits collateralized by pledged assets	68,656		6,864
Total uninsured, net of collateralized deposits	$1,151,521	34.1%	$973,414	31.3%

Total period end core deposits for the year ended December 31, 2025 were approximately $2.673 billion, or 74.7% of total bank funding. Total bank funding is defined as total deposits plus FHLB advances. This compares to ending core deposits of $2.396 billion, or 71.5% of total bank funding, for 2024.

Period-end deposit balances associated with core deposit relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Deposits continue to be the primary source of the Bank’s funding for lending and other investment activities. A variety of accounts are designed to attract both short- and long-term deposits. These accounts include non-interest-bearing transaction accounts, interest-bearing transaction accounts, money market accounts, and certificates of deposit. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit, the rates and products offered by competitors, and the interest rates charged on other sources of funds, among other factors. Our Bank’s core deposits are obtained primarily from Wisconsin and the greater Kansas City Metro. Deposit growth is supported by dedicated treasury management sales resources that focus on the origination of commercial operating accounts, in contrast to branch‑centric or digital acquisition sales models commonly employed by peer institutions. We believe this approach continues to contribute to the growth of core deposits and to the overall stability of the Bank’s funding profile.

The following table sets forth the amount and maturities of the Bank's certificates of deposit and term wholesale deposits at December 31, 2025:

Interest Rate	Three Months and Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over Twelve Months	Total
	(In Thousands)
0.00% to 0.99%	$1,319	$—	$240	$—	$1,559
1.00% to 1.99%	1,481	81	473	—	2,035
2.00% to 2.99%	28,391	3,134	2,056	5,776	39,357
3.00% to 3.99%	329,529	28,167	29,700	57,073	444,469
4.00% to 4.99%	77,324	33,778	98,970	123,417	333,489
5.00% and greater	—	—	998	—	998
	$438,044	$65,160	$132,437	$186,266	$821,907

At December 31, 2025, time deposits included $113.0 million of certificates of deposit and wholesale deposits in denominations greater than or equal to $250,000. Of these certificates, $41.4 million are scheduled to mature in three months or less, $21.6 million in greater than three through six months, $39.2 million in greater than six through twelve months and $10.8 million in greater than twelve months.

A summary of annual maturities of core and wholesale certificates of deposit at December 31, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$635,641
2027	127,620
2028	31,279
2029	18,462
2030	7,635
Thereafter	1,270
$821,907

As of December 31, 2025, we have no wholesale certificates of deposit which the Bank has the right to call prior to the scheduled maturity.

Borrowings

We had total borrowings of $252.1 million as of December 31, 2025, a decrease of $68.0 million, or 21.25%, from $320.0 million at December 31, 2024. The Bank elected to utilize more wholesale deposits in lieu of FHLB advances in consideration of liquidity risk management and business strategy. Total wholesale funding as a percentage of total bank funding was 25.3% as of December 31, 2025, compared to 28.9% as of December 31, 2024. Total bank funding is defined as total deposits plus FHLB advances.

Please refer to the section entitled Liquidity and Capital Resources, below, for further information regarding our use and monitoring of wholesale funds.

The following table sets forth the outstanding balances, weighted average balances, and weighted average interest rates for our borrowings (short-term and long-term) as indicated.

	December 31, 2025			December 31, 2024
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$197,246	$246,486	3.20%	$265,350	$282,437	2.73%
Line of credit	—	1	4.25	—	1,229	8.03
Other borrowings	—	4	—	10	10	—
Subordinated notes and debentures	54,805	54,742	6.43	54,689	49,833	6.36
	$252,051	$301,233	3.79	$320,049	$333,509	3.30

A summary of annual maturities of borrowings at December 31, 2025, is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$125,234
2027	10,000
2028	10,450
2029	23,929
2030	20,000
Thereafter	62,438
$252,051

The aggregate principal amount of the 2024 issuance of subordinated notes payable was $20.0 million. The subordinated notes payable bear a fixed interest rate of 7.5% with a maturity date of September 13, 2034.

Stockholders' Equity

As of December 31, 2025, stockholders’ equity was $371.6 million, or 9.10% of total assets, compared to stockholders’ equity of $328.6 million, or 8.53% of total assets, as of December 31, 2024. Stockholders’ equity increased by $43.0 million during the year ended December 31, 2025. The increase was due to net income of $50.3 million for the year ended December 31, 2025, partially offset by preferred and common stock dividend declarations of $875,000 and $9.7 million, respectively.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of

Three-Month Term SOFR plus a spread of 539 basis points per annum. During the year ended December 31, 2025, the Corporation paid $875,000 in preferred cash dividends. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

On April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of December 31, 2025, the Corporation has not repurchased any shares under this repurchase program.

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at December 31, 2025, were the interest payments due on subordinated notes and cash dividends payable to both common and preferred stockholders. During 2025 and 2024, FBB declared and paid cash dividends totaling $13.5 million and $11.5 million, respectively. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on December 31, 2025, and continue to meet the heightened requirements imposed by Basel III, including the capital conservation buffer. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of Liquidity

(Unaudited)	As of and for the Year Ended December 31,
(in thousands)	2025	2024
Short-term investments	$8,714	$128,207
Collateral value of unencumbered pledged loans	992,398	444,453
Market Value of unencumbered securities	388,474	310,125
Readily accessible liquidity	1,389,586	882,785

Fed fund lines	45,000	45,000
Excess brokered CD capacity(1)	775,851	981,463
Total liquidity	$2,210,437	$1,909,248
Total uninsured, net of collateralized deposits	1,151,521	973,414
(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical element to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity increased $506.8 million from December 31, 2024, due primarily to engagement with the FRB to confirm pledge value of additional loans. As of December 31, 2025, and 2024, our readily accessible liquidity was $1.390 billion and $882.8 million, respectively. At December 31, 2025, and 2024, the Bank had $7.7 million and $127.8 million on deposit with the

FRB recorded in short-term investments, respectively. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity at an improved margin.

We had $904.7 million of outstanding wholesale funds at December 31, 2025, compared to $976.1 million of wholesale funds as of December 31, 2024, which represented 25.3% and 28.9%, respectively, of period end total bank funding. Wholesale funds include FHLB advances and brokered deposits. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing non-relationship based deposits in markets that may have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet any temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover expected funding demands.

Period-end core deposits increased $276.6 million, or 11.5%, to $2.673 billion at December 31, 2025, from $2.396 billion at December 31, 2024, as core deposit balances increased due to successful business development efforts, partially offset by clients funding their normal course of business. Our core relationships continue to grow; however, deposit balances associated with those relationships will fluctuate. We expect to establish new client relationships and continue marketing efforts aimed at increasing the balances in existing clients’ deposit accounts. Nonetheless, we will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, substantially all of our wholesale funds are certificates of deposit which do not allow for withdrawal at the option of the depositor before the stated maturity (with the exception of deposits accumulated through the internet listing service which have the same early withdrawal privileges and fees as do our other core deposits) and FHLB advances with contractual maturity terms and no call provisions. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2025.

We will continue to use wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of December 31, 2025.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the year ended December 31, 2025. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily available liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of December 31, 2025, the readily available liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise core deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

The Corporation has on file a shelf registration with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $75.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, subscription rights, units, or depository shares, or any combination thereof.

The Bank is required by federal regulation to maintain sufficient liquidity to ensure safe and sound operations. We believe that the Bank has sufficient liquidity to match the balance of net withdrawable deposits and short-term borrowings in light of present economic conditions and deposit flows.

During the year ended December 31, 2025, operating activities resulted in a net cash inflow of $61.7 million driven by net income of $50.3 million. Net cash used in investing activities for the year ended December 31, 2025, was $373.4 million which consisted of $268.3 million in cash outflows to fund net loan growth and $134.6 million in net cash outflows to purchase available-for-sale securities. Net cash provided by financing activities for the year ended December 31, 2025, was $193.5 million. Financing cash flows included a $273.3 million net increase in deposits and a $68.1 million net decrease in FHLB advances, partially offset by cash dividends paid of $9.7 million.

Refer to Note 12 – Regulatory Capital for additional information regarding the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators at December 31, 2025, and 2024.

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

One of the most significant judgments impacting the ACL estimate is the economic forecast for United States national unemployment and United States national GDP. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different allowance levels from one reporting period to the next. Loans that no longer conform to the risk characteristics of any pool are evaluated individually. This includes all non-accrual loans and leases and may also include other loans and leases that management identifies as non-conforming. Reserves on individually-evaluated loans are estimated based on one or a combination of estimates of fair value of the underlying collateral less cost to sell, seniority of the Bank’s claim, and borrower repayment forecasts. For loans and leases less than $500,000 in the Equipment Finance pool, the recovery value is based on historical experience.

Management also evaluates debt securities for credit losses when a default or decline in fair value is identified.

We also continue to exercise our legal rights and remedies as appropriate in the collection and disposal of non-performing assets and adhere to rigorous underwriting standards in our origination process in order to achieve strong asset quality. Although we believe that the ACL was appropriate as of December 31, 2025, based upon the evaluation of loan and lease delinquencies, non-performing assets, charge-off trends, economic conditions, and other factors, there can be no assurance that future adjustments to the allowance will not be necessary.

Income Taxes. Income tax expense or benefit represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The determination of current and deferred income taxes is based on complex analysis of many factors, including the interpretation of federal and state income tax laws, the difference between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences, and current accounting standards. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We apply a more likely than not approach to each of our tax positions when determining the amount of tax benefit to record in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Corporation also invests in certain development entities that generate federal historic, low income housing, or renewable energy tax credits. The tax benefits associated with these investments are accounted for either under the flow-through method, equity method, or proportional amortization method and are recognized when the respective project is placed in service or over the investment term.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are implemented. These assumptions are modeled under different rate scenarios that include a simultaneous, instant and sustained change in interest rates. During 2025, the Bank's interest rate risk exposure model incorporated updated assumptions regarding the level of interest rate, including indeterminable maturity deposits (non-interest bearing deposits, interest bearing transaction accounts, and money market accounts). In the current environment of changing short-term rates, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

	Impact on Net Interest Income as of December 31,
Instantaneous Rate Change in Basis Points	2025	2024
Down 300	(3.26)%	(1.35)%
Down 200	(0.94)	(0.10)
Down 100	(0.47)	0.10
No Change	—	—
Up 100	0.72	0.37
Up 200	1.34	0.75
Up 300	1.95	1.13

We manage the structure of interest-earning assets and interest-bearing liabilities by adjusting their mix, yield, maturity and/or repricing characteristics based on market conditions. FHLB advances and, to a lesser extent, wholesale certificates of deposit are a significant source of funds. We use a variety of maturities to augment our management of interest rate exposure. Management has the authorization, as permitted within applicable approved policies, and ability to utilize derivatives should they be appropriate to manage interest rate exposure. We maintained our historically neutral balance sheet throughout 2025 and believe we ended the year appropriately positioned.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FIRST BUSINESS FINANCIAL SERVICES

First Business Financial Services, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$30,771	$29,495
Short-term investments	8,714	128,207
Cash and cash equivalents	39,485	157,702
Securities available-for-sale, at fair value	422,087	341,392
Securities held-to-maturity, at amortized cost	5,210	6,741
Loans held for sale	18,849	13,498
Loans and leases receivable, net of allowance for credit losses of $35,877 and $35,785, respectively	3,337,364	3,077,343
Premises and equipment, net	4,669	5,227
Repossessed assets	—	51
Right-of-use assets, net	5,317	5,702
Bank-owned life insurance	83,994	57,210
Federal Home Loan Bank stock, at cost	8,940	11,616
Goodwill and other intangible assets	11,985	11,912
Derivatives	36,515	65,762
Accrued interest receivable and other assets	107,472	99,059
Total assets	$4,081,887	$3,853,215
Liabilities and Stockholders’ Equity
Deposits	$3,380,415	$3,107,140
Federal Home Loan Bank advances and other borrowings	252,051	320,049
Lease liabilities	7,361	7,926
Derivatives	36,926	57,068
Accrued interest payable and other liabilities	33,549	32,443
Total liabilities	3,710,302	3,524,626
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at December 31, 2025 and 2024, respectively	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,493,274 and 9,433,637 shares issued, 8,325,376 and 8,293,928 shares outstanding at December 31, 2025 and 2024, respectively	96	95
Additional paid-in capital	96,487	93,545
Retained earnings	305,536	265,778
Accumulated other comprehensive loss	(9,740)	(11,425)
Treasury stock, 1,167,898 and 1,139,709 shares at December 31, 2025 and 2024, respectively, at cost	(32,786)	(31,396)
Total stockholders’ equity	371,585	328,589
Total liabilities and stockholders’ equity	$4,081,887	$3,853,215

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$227,311	$216,899	$182,650
Securities	15,375	11,912	8,203
Short-term investments	4,624	4,319	4,075
Total interest income	247,310	233,130	194,928
Interest expense
Deposits	99,208	97,922	71,418
Federal Home Loan Bank advances and other borrowings	11,412	11,002	10,922
Total interest expense	110,620	108,924	82,340
Net interest income	136,690	124,206	112,588
Provision for credit losses	8,655	8,827	8,182
Net interest income after provision for credit losses	128,035	115,379	104,406
Non-interest income
Private wealth management service fees	14,716	13,262	11,425
Gain on sale of Small Business Administration loans	1,882	1,942	2,055
Service charges on deposits	4,491	3,771	3,131
Loan fees	1,724	3,399	3,363
Bank-owned life insurance policy income	2,755	1,649	1,494
Net loss on sale of securities	—	(8)	(45)
Swap fees	1,995	1,403	2,964
Other non-interest income	4,374	3,833	6,921
Total non-interest income	31,937	29,251	31,308
Non-interest expense
Compensation	67,874	63,105	61,059
Occupancy	2,303	2,373	2,381
Professional fees	5,018	5,671	5,325
Data processing	4,732	4,892	3,826
Marketing	3,844	3,518	2,889
Equipment	1,381	1,314	1,340
Computer software	6,987	6,166	4,985
FDIC insurance	3,231	2,760	2,238
Other non-interest expense	4,149	3,681	4,532
Total non-interest expense	99,519	93,480	88,575
Income before income tax expense	60,453	51,150	47,139
Income tax expense	10,134	6,905	10,112
Net income	50,319	44,245	37,027
Preferred stock dividend	875	875	875
Net income available to common shareholders	$49,444	$43,370	$36,152
Earnings per common share
Basic	$5.94	$5.20	$4.33
Diluted	5.94	5.20	4.33
Dividends declared per share	1.16	1.00	0.91

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Net income	$50,319	$44,245	$37,027
Other comprehensive income
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	11,630	(2,185)	5,606
Reclassification adjustment for net loss realized in net income	—	8	45
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	1	2	4
Interest rate swaps:
Unrealized (losses) gains on interest rate swaps arising during the period	(9,105)	5,046	(3,514)
Income tax expense	(841)	(579)	(548)
Total other comprehensive income	1,685	2,292	1,593
Comprehensive income	$52,004	$46,537	$38,620

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2022	8,362,085	$11,992	$94	$87,512	$203,507	$(15,310)	$(27,155)	$260,640
Cumulative change in accounting principle	—	—	—	—	(1,353)	—	—	(1,353)
Balance at January 1, 2023	8,362,085	11,992	94	87,512	202,154	(15,310)	(27,155)	259,287
Net income	—	—	—	—	37,027	—	—	37,027
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Share-based compensation - restricted shares and employee stock purchase plan	43,057	—	1	2,976	—	—	—	2,977
Issuance of common stock under the employee stock purchase plan	4,328	—	—	128	—	—	—	128
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($0.91 per share)	—	—	—	—	(7,578)	—	—	(7,578)
Treasury stock purchased	(94,692)	—	—	—	—	—	(2,971)	(2,971)
Balance at December 31, 2023	8,314,778	11,992	95	90,616	230,728	(13,717)	(30,126)	289,588
Net income	—	—	—	—	44,245	—	—	44,245
Other comprehensive income	—	—	—	—	—	2,292	—	2,292
Share-based compensation - restricted shares and employee stock purchase plan	11,342	—	—	2,785	—	—	—	2,785
Issuance of common stock under the employee stock purchase plan	3,832	—	—	144	—	—	—	144
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($1.00 per share)	—	—	—	—	(8,320)	—	—	(8,320)
Treasury stock purchased	(36,024)	—	—	—	—	—	(1,270)	(1,270)
Balance at December 31, 2024	8,293,928	11,992	95	93,545	265,778	(11,425)	(31,396)	328,589
Net income	—	—	—	—	50,319	—	—	50,319
Other comprehensive income	—	—	—	—	—	1,685	—	1,685
Share-based compensation - restricted shares and employee stock purchase plan	56,522	—	1	2,799	—	—	—	2,800
Issuance of common stock under the employee stock purchase plan	3,115	—	—	143	—	—	—	143
Preferred stock dividends	—	—	—	—	(875)	—	—	(875)
Cash dividends ($1.16 per share)	—	—	—	—	(9,686)	—	—	(9,686)
Treasury stock purchased	(28,189)	—	—	—	—	—	(1,390)	(1,390)
Balance at December 31, 2025	8,325,376	$11,992	$96	$96,487	$305,536	$(9,740)	$(32,786)	$371,585

See accompanying Notes to Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Operating activities
Net income	$50,319	$44,245	$37,027
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(1,557)	(3,513)	2,120
Provision for credit losses	8,655	8,827	8,182
Depreciation, amortization and accretion, net	3,774	3,738	3,636
Share-based compensation	2,800	2,785	2,977
Net losses on sales and impairments of tax credit investments	289	401	—
Amortization of tax credit investments	5,669	5,992	4,053
Bank-owned life insurance policy income	(2,755)	(1,649)	(1,494)
Origination of loans for sale	(132,725)	(167,548)	(149,669)
Sale of loans originated for sale	129,256	160,581	149,767
Gain on sale of loans originated for sale	(1,882)	(1,942)	(2,055)
Net loss on repossessed assets	27	168	13
Return on investment in limited partnerships	1,567	3,311	4,922
Excess tax benefit from share-based compensation	237	186	194
Net payments on operating lease liabilities	(1,585)	(1,453)	(1,425)
Net decrease (increase) in accrued interest receivable and other assets	20,800	6,236	(21,379)
Net (decrease) increase in accrued interest payable and other liabilities	(21,193)	(2,874)	15,423
Net cash provided by operating activities	61,696	57,491	52,292
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	65,530	91,902	22,114
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	1,523	1,749	4,115
Proceeds from sale of available-for-sale securities	—	7,533	5,085
Purchases of available-for-sale securities	(134,556)	(146,241)	(106,967)
Proceeds from sale of repossessed assets	24	18	25
Net increase in loans and leases	(268,344)	(267,413)	(408,618)
Investments in limited partnerships	(4,574)	(1,842)	(1,413)
Returns of investments in limited partnerships	966	704	7
Investment in tax credit investments	(14,578)	(17,143)	(24,160)
Distribution from tax credit investments	45	174	101
Proceeds from sale of tax credit	2,530	1,879	—
Investment in Federal Home Loan Bank stock	(21,164)	(24,945)	(32,069)
Proceeds from the sale of Federal Home Loan Bank stock	23,840	25,371	37,839
Purchases of leasehold improvements and equipment, net	(595)	(223)	(2,884)
Proceeds from sale of leasehold improvements and equipment	—	30	—
Premium payment on bank owned life insurance policies	—	(25)	(24)
Purchases of bank owned life insurance policies	(24,500)	—	—
Proceeds from bank owned life insurance claim	471	—	—
Net cash used in investing activities	(373,382)	(328,472)	(506,849)
Financing activities
Net increase in deposits	273,275	310,361	628,573
Repayment of Federal Home Loan Bank advances	(1,115,150)	(1,148,378)	(1,698,730)
Proceeds from Federal Home Loan Bank advances	1,047,046	1,132,228	1,563,851
Repayment of subordinated notes and debentures	—	(15,000)	—
Proceeds from issuance of subordinated notes and debentures	—	20,000	15,000
Net increase (decrease) in long-term borrowed funds	106	283	(6,013)
Cash dividends paid	(9,686)	(8,320)	(7,578)
Preferred stock dividends paid	(875)	(875)	(875)
Proceeds from issuance of common stock under ESPP	143	144	128
Purchase of treasury stock	(1,390)	(1,270)	(2,971)
Net cash provided by financing activities	193,469	289,173	491,385
Net (decrease) increase in cash and cash equivalents	(118,217)	18,192	36,828
Cash and cash equivalents at the beginning of the period	157,702	139,510	102,682
Cash and cash equivalents at the end of the period	$39,485	$157,702	$139,510
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$111,378	$109,610	$75,533
Net income taxes paid	3,307	158	7,456
Non-cash investing and financing activities:
Transfer of repossessed assets to (from) loans	—	10	(190)
Lease liability in exchange for right-of-use-asset	712	180	—

See accompany Notes to Consolidated Financial Statements

First Business Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting practices of First Business Financial Services, Inc. (“FBFS” or the “Corporation”), through our wholly-owned subsidiary, First Business Bank (“FBB” or the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). FBB operates as a commercial banking institution primarily in Wisconsin and the greater Kansas City metropolitan area. The Bank provides a full range of financial services to businesses, business owners, executives, professionals, and high net worth individuals. FBB also offers bank consulting services to community financial institutions. The Bank is subject to competition from other financial institutions and service providers and is also subject to state and federal regulations. As of December 31, 2025, FBB had the following wholly-owned subsidiaries: First Business Specialty Finance, LLC (“FBSF”), First Madison Investment Corp. (“FMIC”), ABKC Real Estate, LLC (“ABKC”), FBB Real Estate 2, LLC (“FBB RE 2”), Mitchell Street Apartments Investment, LLC (“Mitchell Street”), and FBB Tax Credit Investment, LLC (“FBB Tax Credit”).

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

Securities. The Corporation classifies its investment and mortgage-related securities as available-for-sale, held-to-maturity, and trading. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Debt securities bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Debt securities not classified as held-to-maturity or as trading are classified as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. Realized gains and losses are included in the Consolidated Statements of Income as a component of non-interest income. Credit losses for securities are recorded as an allowance for credit losses through the provision for credit losses. The cost of securities sold is based on the specific identification method. The Corporation did not hold any trading securities at December 31, 2025 or 2024.

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

Accrued interest receivable on AFS debt securities totaled $1.6 million at December 31, 2025 and is excluded from the estimate of credit losses.

ACL - Held To Maturity (“HTM”) Debt Securities. Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $24,000 at December 31, 2025 and is excluded from the estimate of credit losses. The HTM securities portfolio includes residential mortgage backed securities (“MBS”) commercial MBS, and municipal securities. All residential and commercial MBS are U.S. government issued or U.S. government sponsored and substantially all municipal bonds are rated A or above.

Loans Held for Sale and Loans Transferred to Third Parties. The guaranteed portions of SBA loans which are originated and intended for sale in the secondary market are classified as held for sale. These loans are carried at the lower of cost or fair value in the aggregate. Unrealized losses on such loans are recognized through a valuation allowance by a charge to other non-interest income. Gains and losses on the sale of loans are also included in other non-interest income. As assets specifically originated for sale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the Consolidated Statements of Cash Flows. Fees received from the borrower and direct costs to originate the loans are deferred and recognized as part of the gain or loss on sale. There were $18.8 million and $13.5 million in loans held for sale outstanding at December 31, 2025 and 2024, respectively.

Non-SBA loans which are originated and sold are treated as sales and derecognized under the applicable accounting guidance at the time of transfer. No gain or loss is recognized on participation interests in other, non-SBA originated loans as they were transferred at or near the date of loan origination and the payments received for servicing the portion of the loans participated represents adequate compensation.

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

Interest on non-accrual loans and leases is accrued and credited to income on a daily basis based on the unpaid principal balance and is calculated using the effective interest method. Per policy, a loan or a lease is placed on non-accrual status when it becomes 90 days past due or it is doubtful that contractual principal and interest will be collected in accordance with the terms of the contract. A loan or lease is determined to be past due if the borrower fails to meet a contractual payment and will continue to be considered past due until all contractual payments are received. When a loan or lease is placed on non-accrual, the interest accrual is discontinued and previously accrued but uncollected interest is deducted from interest income. If collectability of the contractual principal and interest is in doubt, payments received are first applied to reduce the loan principal. If collectability of the contractual payments is not in doubt, payments may be applied to interest for interest amounts due on a cash basis. As soon as it is determined with certainty that the principal of a non-performing loan or lease is uncollectible, either through collections from the borrower or disposition of the underlying collateral, the portion of the principal that exceeds any final collections is charged off against the allowance for credit loss. Loans or leases are returned to accrual status when they are brought current in terms of both principal and accrued interest due, have performed in accordance with contractual terms for a reasonable period of time, and when the ultimate collectability of total contractual principal and interest is no longer doubtful.

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

Accrued interest receivable on loans totaled $11.2 million at December 31, 2025 and is excluded from the estimate of credit losses.

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

•
Construction and Land Development - Loans secured by real estate used to finance land development or construction.
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

•
Commercial - Loans to small- to medium-sized companies primarily in the Wisconsin, Kansas, and Missouri markets, predominantly through lines of credit and term loans to businesses.
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

Measures of the ACL are as follows:

Portfolio Segment	Pool	Measurement Method	Loss Driver
Commercial real estate
Owner occupied		Discounted Cash Flow	National unemployment, National GDP
Non-owner occupied		Discounted Cash Flow	National unemployment, National GDP
Construction and land development		Discounted Cash Flow	National unemployment, National GDP
Multi-family		Discounted Cash Flow	National unemployment, National GDP
1-4 Family		Discounted Cash Flow	National unemployment, National GDP
Commercial and industrial
	Commercial	Discounted Cash Flow	National unemployment, National GDP
	ABL	Discounted Cash Flow	National unemployment, National GDP
	Floorplan	Discounted Cash Flow	National unemployment, National GDP
	SBA	Weighted Average Remaining Maturity	N/A
	Equipment Finance	Discounted Cash Flow	National unemployment, National GDP
Consumer and other		Discounted Cash Flow	National unemployment, National GDP

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

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, and forecasted loss drivers. The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed quarterly considering the scenarios in the context of the current economic environment and presumed risk of loss.

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
•
The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics

ACL - Loans - Individually Evaluated. Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. The Corporation has determined that all loans which have been placed on non-performing status and other performing loans that have been identified due to non-conforming characteristics will be individually evaluated. Individual analysis will evaluate the required specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for estimated selling costs as appropriate.

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

Repossessed Assets. Property acquired by repossession, foreclosure, or by deed in lieu of foreclosure is recorded at the lower of the carrying amount of the loan or fair value of the underlying property, less costs to sell. This value becomes the new cost basis for the repossessed asset. Any write-down in the carrying value of a loan or lease at the time of acquisition is charged to the allowance for credit losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues are recorded in non-interest expense. Any required or prudent costs incurred relating to the development and improvement of the property are capitalized while holding period costs are charged to other non-interest expense.

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

Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is reported at the amount that would be realized if the life insurance policies were surrendered on the balance sheet date. BOLI policies owned by the Bank are purchased with the objective to fund certain future employee benefit costs with the death benefit proceeds. The cash surrender value of such policies is recorded in bank-owned life insurance on the Consolidated Balance Sheets and changes in the value are recorded in non-interest income. The total death benefit of all BOLI policies was $180.1 million and $133.8 million as of December 31, 2025 and 2024, respectively. There are no restrictions on the use of BOLI proceeds nor are there any contractual restrictions on the ability to surrender the policy. As of December 31, 2025 and 2024, there were no borrowings against the cash surrender value of the BOLI policies.

Federal Home Loan Bank Stock. The Bank is required to maintain Federal Home Loan Bank (“FHLB”) stock as members of the FHLB, and in amounts as required by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other marketable equity securities and the fair value is equal to cost. At December 31, 2025 and 2024, the Bank had FHLB stock of $8.9 million and $11.6 million, respectively. The Corporation periodically evaluates its holding in FHLB stock for impairment. Should the stock be impaired, it would be written down to its estimated fair value. There were no impairments recorded on FHLB stock during the years ended December 31, 2025 and 2024.

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

Investments in Limited Partnerships. The Corporation owns certain equity investments in other organizations which are not consolidated because the Corporation does not own more than a 50% interest or exercise control over the organization. Investments in limited partnerships are generally accounted for using the equity method. All of these investments are periodically evaluated for impairment. Should an investment be impaired, it would be written down to its estimated fair value. The investments are reported in other assets and the income and loss from such investments, if any, is reported in non-interest income.

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

Income Taxes. Deferred income tax assets and liabilities are computed for temporary differences in timing between the financial statement and tax basis of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax law and rates applicable to periods in which the differences are expected to affect taxable income. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, appropriate tax planning strategies, and projections for future taxable income over the period which the deferred tax assets are deductible. When necessary, valuation allowances are established to reduce deferred tax assets to the estimated realizable amount.

Income tax expense or benefit represents the tax payable or tax refundable for a period, adjusted by the applicable change in deferred tax assets and liabilities for that period. The Corporation also invests in certain development entities that generate federal and state historic tax credits, low income housing tax credits, or solar renewable energy tax credits. The tax benefits associated with these investments are accounted for either under the flow-through method, equity method, or proportional amortization method and are recognized when the respective project is placed in service or over the investment term. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. Tax sharing agreements allocate taxes to each legal entity for the settlement of intercompany taxes. The Corporation applies a more likely than not standard to each of its tax positions when determining the amount of tax expense or benefit to record in its financial statements. Unrecognized tax benefits are recorded in other liabilities. The Corporation recognizes accrued interest relating to unrecognized tax benefits in income tax expense and penalties in other non-interest expense.

Other Comprehensive Income or Loss. Comprehensive income or loss, shown as a separate financial statement, includes net income or loss, changes in unrealized gains and losses on available-for-sale securities, changes in deferred gains and losses on investment securities transferred from available-for-sale to held-to-maturity, if any, changes in unrealized gains and losses associated with cash flow hedging instruments, if any, and the amortization of deferred gains and losses associated with terminated cash flow hedges, if any. For the year ended December 31, 2025, no realized securities losses were recognized and reclassified out of accumulated other comprehensive loss. For the year ended December 31, 2024, $8,000 of realized securities losses were recognized and reclassified out of accumulated other comprehensive loss.

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

Recent Accounting Pronouncements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update enhances the transparency and decision usefulness of income tax disclosures by providing better information regarding exposure to potential changes in jurisdictional tax legislation and related forecasting and cash flow opportunities. This update is effective for fiscal years beginning after December 15, 2024. The Corporation adopted this disclosure standard as of December 31, 2025. The adoption of this standard had no affect on net income, stockholders' equity or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” This update improves the transparency and usefulness of financial statements by requiring companies to break down certain expense line items. This update is effective for fiscal years beginning after December 15, 2026. The Corporation will implement this standard when it becomes effective. The adoption of the standard only requires additional disclosures and therefore will not affect net income, stockholders' equity or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This update modernizes the accounting for internal-use software. This update is effective for fiscal years beginning after December 15, 2027. The Corporation is assessing the impact of this standard.

Reclassifications. Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 — Cash and Cash Equivalents

Cash and due from banks was approximately $30.8 million and $29.5 million at December 31, 2025 and 2024, respectively. As of March 26, 2020, the Federal Reserve Bank (“FRB”) reduced reserve requirement ratios to zero percent for all depository institutions. FRB balances were $7.7 million and $127.8 million at December 31, 2025 and 2024, respectively, and are included in short-term investments on the Consolidated Balance Sheets. Short-term investments, considered cash equivalents, were $8.7 million and $128.2 million at December 31, 2025 and 2024, respectively.

Note 3 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,995	$—	$(94)	$4,901
U.S. government agency securities - government-sponsored enterprises	2,500	—	(186)	2,314
Municipal securities	46,993	328	(3,429)	43,892
Residential mortgage-backed securities - government issued	166,933	1,279	(1,577)	166,635
Residential mortgage-backed securities - government-sponsored enterprises	168,544	929	(6,930)	162,543
Commercial mortgage-backed securities - government issued	2,416	—	(302)	2,114
Commercial mortgage-backed securities - government-sponsored enterprises	42,326	71	(2,709)	39,688
	$434,707	$2,607	$(15,227)	$422,087

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,989	$—	$(271)	$4,718
U.S. government agency securities - government-sponsored enterprises	3,500	—	(347)	3,153
Municipal securities	39,997	—	(5,136)	34,861
Residential mortgage-backed securities - government issued	125,571	470	(2,818)	123,223
Residential mortgage-backed securities - government-sponsored enterprises	145,888	234	(11,357)	134,765
Commercial mortgage-backed securities - government issued	2,665	—	(441)	2,224
Commercial mortgage-backed securities - government-sponsored enterprises	43,033	24	(4,609)	38,448
	$365,643	$728	$(24,979)	$341,392

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,144	$—	$(3)	$2,141
Residential mortgage-backed securities - government issued	546	—	(26)	520
Residential mortgage-backed securities - government-sponsored enterprises	518	—	(18)	500
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(22)	1,980
	$5,210	$—	$(69)	$5,141

	As of December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$3,137	$—	$(38)	$3,099
Residential mortgage-backed securities - government issued	836	—	(48)	788
Residential mortgage-backed securities - government-sponsored enterprises	766	—	(42)	724
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(78)	1,924
	$6,741	$—	$(206)	$6,535

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the SBA. Municipal securities include securities issued by various municipalities located primarily within Wisconsin and are primarily general obligation bonds that are tax-exempt in nature. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities -

government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the year ended December 31, 2025 and five available-for-sale securities during the year ended December 31, 2024.

Total proceeds and gross realized gains and losses from sales of securities available-for-sale were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Gross gains	$—	$—	$68
Gross losses	—	(8)	(113)
Net losses on sale of available-for-sale securities	$—	$(8)	$(45)
Proceeds from sale of available-for-sale securities	$—	$7,533	$5,085

At December 31, 2025 and December 31, 2024, securities with a fair value of $38.8 million and $36.9 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,933	$5,833	$745	$744
Due in one year through five years	12,905	12,373	1,399	1,397
Due in five through ten years	9,652	9,109	—	—
Due in over ten years	25,998	23,792	—	—
	54,488	51,107	2,144	2,141
Residential mortgage-backed securities	335,477	329,178	1,064	1,020
Commercial mortgage-backed securities	44,742	41,802	2,002	1,980
	$434,707	$422,087	$5,210	$5,141

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2025 and December 31, 2024. At December 31, 2025, the Corporation held 166 available-for-sale securities that were in an unrealized loss position, 155 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the years ended December 31, 2025 and 2024, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,901	$94	$4,901	$94
U.S. government agency securities - government- sponsored enterprises	—	—	2,314	186	2,314	186
Municipal securities	—	—	34,660	3,429	34,660	3,429
Residential mortgage-backed securities - government issued	25,970	85	17,454	1,492	43,424	1,577
Residential mortgage-backed securities - government-sponsored enterprises	14,002	73	72,481	6,857	86,483	6,930
Commercial mortgage-backed securities - government issued	—	—	2,114	302	2,114	302
Commercial mortgage-backed securities - government-sponsored enterprises	5,971	44	27,575	2,665	33,546	2,709
	$45,943	$202	$161,499	$15,025	$207,442	$15,227

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,718	$271	$4,718	$271
U.S. government agency securities - government- sponsored enterprises	—	—	3,153	347	3,153	347
Municipal securities	—	—	34,861	5,136	34,861	5,136
Residential mortgage-backed securities - government issued	40,320	374	18,999	2,444	59,319	2,818
Residential mortgage-backed securities - government-sponsored enterprises	43,907	995	71,103	10,362	115,010	11,357
Commercial mortgage-backed securities - government issued	—	—	2,224	441	2,224	441
Commercial mortgage-backed securities - government-sponsored enterprises	10,717	425	26,751	4,184	37,468	4,609
	$94,944	$1,794	$161,809	$23,185	$256,753	$24,979

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at December 31, 2025 and December 31, 2024. At December 31, 2025, the Corporation held 19 held-to-maturity securities that were in an unrealized loss position, 17 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$959	$1	$680	$2	$1,639	$3
Residential mortgage-backed securities - government issued	—	—	520	26	520	26
Residential mortgage-backed securities - government- sponsored enterprises	—	—	500	18	500	18
Commercial mortgage-backed securities - government- sponsored enterprises	—	—	1,980	22	1,980	22
	$959	$1	$3,680	$68	$4,639	$69

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$454	$5	$2,139	$33	$2,593	$38
Residential mortgage-backed securities - government issued	—	—	788	48	788	48
Residential mortgage-backed securities - government- sponsored enterprises	—	—	724	42	724	42
Commercial mortgage-backed securities - government- sponsored enterprises	—	—	1,924	78	1,924	78
	$454	$5	$5,575	$201	$6,029	$206

Note 4 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	December 31, 2025	December 31, 2024
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$293,706	$273,397
Commercial real estate — non-owner occupied	885,870	845,298
Construction and land development	248,560	221,086
Multi-family	571,468	530,853
1-4 family	60,661	46,496
Total commercial real estate	2,060,265	1,917,130
Commercial and industrial	1,273,997	1,151,720
Consumer and other	40,965	45,000
Total gross loans and leases receivable	3,375,227	3,113,850
Less:
Allowance for credit losses	35,877	35,785
Deferred loan fees and costs, net	1,986	722
Loans and leases receivable, net	$3,337,364	$3,077,343

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans.

The following table presents loans transferred and/or purchased during the year:

December 31, 2025
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$18,864	$—	$18,864
Outstanding balance of loans serviced	—	—	—	—	—	82,022	—	82,022
Ownership of transferred loans	—	—	—	—	—	24,919	—	24,919
Non-SBA
Loans transferred to third parties	$—	$22,146	$59,702	$4,583	$—	$24,038	$—	$110,469
Outstanding balance of loans serviced	12,133	158,579	43,846	151,610	—	19,671	—	385,839
Ownership of transferred loans	6,933	219,426	68,447	137,864	—	24,093	—	456,763
Loan participations purchased	—	—	—	9,774	—	9,695	—	19,469

December 31, 2024
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total

SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$20,670	$—	$20,670
Outstanding balance of loans serviced	—	—	—	—	—	79,365	—	79,365
Ownership of transferred loans	—	—	—	—	—	23,916	—	23,916
Non-SBA
Loans transferred to third parties	$—	$32,253	$74,052	$11,682	$—	$19,982	$—	$137,969
Outstanding balance of loans serviced	18,449	166,283	41,241	127,479	—	19,616	—	373,068
Ownership of transferred loans	10,286	233,349	29,762	127,702	—	22,607	—	423,706
Loan participations purchased	—	—	5,318	—	—	—	—	5,318

Certain of the Corporation’s executive officers, directors, and their related interests are loan clients of the Bank. These loans to related parties are summarized below:

	December 31, 2025	December 31, 2024
	(In Thousands)
Balance at beginning of year	$245	$263
New loans	272	381
Repayments	(226)	(399)
Balance at end of year	$291	$245

The Corporation’s net investment in direct financing leases consists of the following:

	December 31,	December 31,
	2025	2024
	(In Thousands)
Minimum lease payments receivable	$7,093	$8,975
Estimated unguaranteed residual values in leased property	668	632
Unearned lease and residual income	(884)	(1,148)
Investment in commercial direct financing leases	$6,877	$8,459

The Corporation leases equipment under direct financing leases expiring in future years. Some of these leases provide for additional rents and generally allow the lessees to purchase the equipment for fair value at the end of the lease term.

Future aggregate maturities of minimum lease payments to be received are as follows:

(In Thousands)
Maturities during year ended December 31,
2026	$2,640
2027	2,103
2028	1,322
2029	632
2030	229
Thereafter	167
$7,093

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$65,752	$20,422	$39,698	$32,186	$30,251	$92,981	$295	$281,585	95.9%
II	—	—	2,011	—	—	—	—	2,011	0.7%
III	—	2,197	—	—	—	7,913	—	10,110	3.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$65,752	$22,619	$41,709	$32,186	$30,251	$100,894	$295	$293,706	100.0%
Commercial real estate — non-owner occupied
Category
I	$85,103	$81,087	$108,308	$89,226	$63,803	$392,720	$34,236	854,483	96.4%
II	—	—	—	—	—	6,863	—	6,863	0.8%
III	—	—	—	—	716	23,808	—	24,524	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$85,103	$81,087	$108,308	$89,226	$64,519	$423,391	$34,236	$885,870	100.0%
Construction and land development
Category
I	$35,887	$73,179	$78,264	$10,278	$91	$5,043	$25,482	$228,224	91.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	5,755	—	—	—	—	5,755	2.3%
IV	—	—	—	454	8,155	5,972	—	14,581	5.9%
Total	$35,887	$73,179	$84,019	$10,732	$8,246	$11,015	$25,482	$248,560	100.0%
Multi-family
Category
I	$57,113	$18,231	$103,795	$93,280	$61,620	$211,473	$2,644	$548,156	95.9%
II	—	—	1,530	7,309	—	782	—	9,621	1.7%
III	—	—	—	—	8,380	1,019	—	9,399	1.6%
IV	—	—	1,714	—	2,578	—	—	4,292	0.8%
Total	$57,113	$18,231	$107,039	$100,589	$72,578	$213,274	$2,644	$571,468	100.0%
1-4 family
Category
I	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
Commercial and industrial
Category
I	$240,914	$178,507	$138,504	$52,149	$35,514	$31,754	$452,160	$1,129,502	88.6%
II	568	14,119	10,997	5,948	25	2,797	24,140	58,594	4.6%
III	499	8,617	10,409	4,656	787	1,745	34,206	60,919	4.8%
IV	447	1,845	3,384	7,644	302	4,083	7,277	24,982	2.0%
Total	$242,428	$203,088	$163,294	$70,397	$36,628	$40,379	$517,783	$1,273,997	100.0%
Consumer and other
Category
I	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
Total Loans
Category
I	$510,808	$384,184	$474,152	$286,477	$195,032	$747,864	$545,059	$3,143,576	93.1%
II	568	14,119	14,538	13,257	25	10,442	24,140	77,089	2.3%
III	499	10,814	16,164	4,656	9,883	34,485	34,206	110,707	3.3%
IV	447	1,845	5,098	8,098	11,035	10,055	7,277	43,855	1.3%
Total	$512,322	$410,962	$509,952	$312,488	$215,975	$802,846	$610,682	$3,375,227	100.0%

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$26,508	$45,066	$42,849	$34,486	$37,078	$85,405	$447	$271,839	99.4%
II	—	—	—	—	—	—	—	—	0.0%
III	750	—	—	—	—	217	—	967	0.4%
IV	—	—	—	—	—	591	—	591	0.2%
Total	$27,258	$45,066	$42,849	$34,486	$37,078	$86,213	$447	$273,397	100.0%
Commercial real estate — non-owner occupied
Category
I	$80,371	$85,651	$89,181	$69,129	$85,238	$340,802	$37,129	$787,501	93.2%
II	—	—	—	—	2,150	31,720	—	33,870	4.0%
III	—	638	—	—	—	23,289	—	23,927	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$80,371	$86,289	$89,181	$69,129	$87,388	$395,811	$37,129	$845,298	100.0%
Construction and land development
Category
I	$36,135	$110,437	$24,302	$1,183	$719	$5,520	$28,205	$206,501	93.4%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	454	8,155	5,713	263	—	14,585	6.6%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$36,135	$110,437	$24,756	$9,338	$6,432	$5,783	$28,205	$221,086	100.0%
Multi-family
Category
I	$40,079	$102,886	$74,753	$66,775	$97,303	$134,331	$2,288	$518,415	97.6%
II	—	—	7,407	2,584	—	1,043	—	11,034	2.1%
III	—	—	—	1,404	—	—	—	1,404	0.3%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$40,079	$102,886	$82,160	$70,763	$97,303	$135,374	$2,288	$530,853	100.0%
1-4 family
Category
I	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$15,220	$4,200	$7,005	$2,336	$2,282	$2,178	$13,275	$46,496	100.0%
Commercial and industrial
Category
I	$259,976	$213,860	$93,119	$50,697	$23,960	$26,038	$369,740	$1,037,390	90.1%
II	316	2,700	2,657	—	470	8	7,676	13,827	1.2%
III	4,205	8,179	3,909	2,749	2,446	5,289	45,950	72,727	6.3%
IV	536	4,060	6,245	1,038	274	2,519	13,104	27,776	2.4%
Total	$265,033	$228,799	$105,930	$54,484	$27,150	$33,854	$436,470	$1,151,720	100.0%
Consumer and other
Category
I	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$6,955	$5,244	$7,416	$2,764	$10,994	$3,885	$7,742	$45,000	100.0%
Total Loans
Category
I	$465,244	$567,344	$338,625	$227,370	$257,574	$598,159	$458,826	$2,913,142	93.6%
II	316	2,700	10,064	2,584	2,620	32,771	7,676	58,731	1.9%
III	4,955	8,817	4,363	12,308	8,159	29,058	45,950	113,610	3.6%
IV	536	4,060	6,245	1,038	274	3,110	13,104	28,367	0.9%
Total	$471,051	$582,921	$359,297	$243,300	$268,627	$663,098	$525,556	$3,113,850	100.0%

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$293,706	$293,706
Non-owner occupied	—	—	—	—	885,870	885,870
Construction and land development	14,581	—	—	14,581	233,979	248,560
Multi-family	—	—	—	—	571,468	571,468
1-4 family	—	—	—	—	60,661	60,661
Commercial and industrial	3,116	963	15,229	19,308	1,254,689	1,273,997
Consumer and other	50	—	—	50	40,915	40,965
Total	$17,747	$963	$15,229	$33,939	$3,341,288	$3,375,227
Percent of portfolio	0.53%	0.03%	0.45%	1.01%	98.99%	100.00%

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Owner occupied	$1,102	$—	$—	$1,102	$272,295	$273,397
Non-owner occupied	—	—	—	—	845,298	845,298
Construction and land development	14,321	263	—	14,584	206,502	221,086
Multi-family	—	—	—	—	530,853	530,853
1-4 family	—	—	—	—	46,496	46,496
Commercial and industrial	5,405	1,072	18,984	25,461	1,126,259	1,151,720
Consumer and other	—	10	—	10	44,990	45,000
Total	$20,828	$1,345	$18,984	$41,157	$3,072,693	$3,113,850
Percent of portfolio	0.67%	0.04%	0.61%	1.32%	98.68%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

	December 31, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	14,581	—	—
Multi-family	4,292	—	—
1-4 family	—	—	—
Total commercial real estate	18,873	—	—
Commercial and industrial	10,652	14,330	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$29,525	$14,330	$—

	December 31, 2024
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$591	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	—	—	—
Multi-family	—	—	—
1-4 family	—	—	—
Total commercial real estate	—	591	—
Commercial and industrial	13,125	14,651	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$13,125	$15,242	$—

	December 31, 2025	December 31, 2024
Total non-accrual loans and leases to gross loans and leases	1.30%	0.91%
Allowance for credit losses to gross loans and leases	1.12	1.20
Allowance for credit losses to non-accrual loans and leases	85.95	131.38

The following table presents the amortized cost basis of the non-accrual, collateral-dependent commercial and industrial loans as of:

	December 31, 2025	December 31, 2024
	(In Thousands)
Equipment	$14,615	$12,178
Real Estate	21,595	7,724
Accounts Receivable	7,277	6,570
Other	473	2,053
Total	$43,960	$28,525

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at December 31, 2025 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Year Ended December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	294	5,882	6,176	0.48
Total	$—	$—	$—	$294	$5,882	$6,176	0.18%

	For the Year Ended December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$5,901	$—	$—	$—	$5,901	0.31%
Commercial and industrial	—	7,108	455	—	550	8,113	0.70
Total	$—	$13,009	$455	$—	$550	$14,014	0.45%

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

For the Year Ended December 31, 2025
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.00
Commercial and industrial	—	2.25	0.50	0.50
Total	$—	2.25%	0.50	0.50

	For the Year Ended December 31, 2024
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	1.17
Commercial and industrial	—	0.00	0.78	0.73
Total	$—	0.00%	0.78	1.90

The following table presents the amortized cost basis of loans that had a payment default during the years ended December 31, 2025 and 2024 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

	For the Year Ended December 31, 2025
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

Quantitative Considerations

The ACL is primarily calculated utilizing a Discounted Cash Flow (“DCF”) model. Key inputs and assumptions used in this model are discussed below:

•
Forecast model - For each portfolio segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer FFIEC Call Report data for all DCF pools. The Corporation updates the LDA annually.
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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2025, the Corporation selected a forecast which estimates unemployment between 4.48% and 4.78% and GDP growth change between 1.75% and 2.42% over the next four quarters. As of December 31, 2024, the Corporation selected a forecast which estimates unemployment between 4.12% and 4.20% and GDP growth change between 1.85% and 2.65% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Year Ended December 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(9,651)	(14)	(9,665)
Recoveries	2	—	—	—	25	1,407	—	1,434
Net recoveries (charge-offs)	2	—	—	—	25	(8,244)	(14)	(8,231)
Provision for credit losses	277	489	(74)	313	9	7,528	113	8,655
Ending balance	$1,908	$6,381	$2,752	$4,926	$557	$20,754	$414	$37,692
Components:
Allowance for credit losses on loans	$1,902	$6,306	$1,871	$4,915	$521	$19,989	$373	$35,877
Allowance for credit losses on unfunded credit commitments	6	75	881	11	36	765	41	1,815
Total ACL	$1,908	$6,381	$2,752	$4,926	$557	$20,754	$414	$37,692

	As of and for the Year Ended December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Charge-offs	—	—	—	—	—	(5,233)	(22)	(5,255)
Recoveries	5	—	—	—	132	541	21	699
Net recoveries (charge-offs)	5	—	—	—	132	(4,692)	(1)	(4,556)
Provision for credit losses	84	256	701	1,042	125	6,754	(135)	8,827
Ending balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Components:
Allowance for credit losses on loans	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Allowance for credit losses on unfunded credit commitments	14	49	804	16	31	536	33	1,483
Total ACL	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268

	As of and for the Year Ended December 31, 2023
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,766	$5,108	$1,646	$2,634	$207	$12,403	$466	$24,230
Impact of adopting ASC 326	(204)	(242)	796	(386)	(45)	1,873	26	1,818
Charge-offs	—	—	—	—	—	(1,781)	—	(1,781)
Recoveries	9	1	—	—	40	478	20	548
Net recoveries (charge-offs)	9	1	—	—	40	(1,303)	20	(1,233)
Provision for credit losses	(31)	769	(317)	1,323	64	6,435	(61)	8,182
Ending balance	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997
Components:
Allowance for credit losses on loans	$1,525	$5,596	$1,244	$3,562	$243	$18,710	$395	$31,275
Allowance for credit losses on unfunded credit commitments	15	40	881	9	23	698	56	1,722
Total ACL	$1,540	$5,636	$2,125	$3,571	$266	$19,408	$451	$32,997

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at December 31, 2025 and December 31, 2024. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of December 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and land development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,902	$6,306	$1,871	$4,915	$521	$14,439	$373	$30,327
Individually evaluated for credit loss	—	—	—	—	—	5,550	—	5,550
Total	$1,902	$6,306	$1,871	$4,915	$521	$19,989	$373	$35,877
Loans and lease receivables:
Collectively evaluated for credit losses	$293,706	$885,870	$233,979	$567,176	$60,661	$1,249,015	$40,965	$3,331,372
Individually evaluated for credit loss	—	—	14,581	4,292	—	24,982	—	43,855
Total	$293,706	$885,870	$248,560	$571,468	$60,661	$1,273,997	$40,965	$3,375,227

	As of December 31, 2024
	Owner Occupied	Non-Owner Occupied	Construction and land development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,615	$5,843	$2,022	$4,597	$492	$12,016	$282	$26,867
Individually evaluated for credit loss	—	—	—	—	—	8,918	—	8,918
Total	$1,615	$5,843	$2,022	$4,597	$492	$20,934	$282	$35,785
Loans and lease receivables:
Collectively evaluated for credit losses	$272,806	$845,298	$221,086	$530,853	$46,496	$1,123,944	$45,000	$3,085,483
Individually evaluated for credit loss	591	—	—	—	—	27,776	—	28,367
Total	$273,397	$845,298	$221,086	$530,853	$46,496	$1,151,720	$45,000	$3,113,850

Note 5 — Premises and Equipment

A summary of premises and equipment was as follows:

	As of December 31,
	2025	2024
	(In Thousands)
Leasehold improvements	$5,572	$5,572
Furniture and equipment	10,068	9,480
Total premises and equipment	15,640	15,052
Less: accumulated depreciation	(10,971)	(9,825)
Total premises and equipment, net	$4,669	$5,227

Depreciation expense was $1.2 million, $1.1 million, and $961,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

In May 2025, the Corporation renewed its Northeast region office lease, resulting in a right-of-use asset of $522,000 and a lease liability of $590,000. The Corporation received a $68,000 tenant improvement allowance related to this lease, which was recognized as a lease incentive and deducted from the right-of-use asset.

The components of total lease expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Operating lease cost	$1,342	$1,366	$1,411
Short-term lease cost	171	140	200
Variable lease cost	545	572	576
Less: sublease income	—	—	(75)
Total lease cost, net	$2,058	$2,078	$2,112

Quantitative information regarding the Corporation’s operating leases was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	6.00	6.93	7.70
Weighted-average discount rate	4.04%	3.37%	3.61%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2026	$1,623
2027	1,647
2028	1,285
2029	933
2030	841
Thereafter	2,001
Total undiscounted cash flows	8,330
Discount on cash flows	(969)
Total lease liability	$7,361

Note 7 — Goodwill and Other Intangible Assets

Goodwill

Goodwill is not amortized, but is subject to impairment tests on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (including goodwill). At December 31, 2025 and 2024, the Corporation had goodwill of $10.7 million, which was related to the acquisition of Alterra Bank in 2014.

The Corporation conducted its annual impairment test on July 1, 2025, utilizing a qualitative assessment, and concluded that it was more likely than not the estimated fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Other Intangible Assets

The Corporation has intangible assets that are amortized consisting of loan servicing rights.

Loan servicing rights are recognized upon sale of the guaranteed portions of SBA loans with servicing rights retained. When SBA loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Loan servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The amortization of loan servicing rights is included in interest income in the accompanying Consolidated Statements of Income.

Activity in the Corporation's servicing asset and related valuation allowance is as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Loan Servicing Rights:
Carrying amount, net, beginning of year	$1,245	$1,356	$1,492
Additions	400	390	437
Amortization	(297)	(537)	(500)
Change in valuation allowance	(31)	36	(73)
Carrying amount, net, end of year	$1,317	$1,245	$1,356

Valuation Allowance:
Beginning of year	$52	$88	$15
Change in valuation allowance	31	(36)	73
End of year	$83	$52	$88

The estimated fair value of the Corporation’s loan servicing asset was $1.3 million and $1.2 million as of December 31, 2025 and 2024, respectively. The Corporation periodically reviews this portfolio for impairment and engages a third-party valuation firm to assess the fair value of the overall servicing rights portfolio. The fair value at December 31, 2025 was established using a discount rate of 13.00% and a constant prepayment rate ("CPR") of 16.64%. The fair value at December 31, 2024 was established using a discount rate of 13.75% and a CPR of 16.05%.

Note 8 — Other Assets

Investments in Limited Partnerships

The Corporation has invested in a number of limited partnerships that provide income tax, financial, and regulatory benefits due to the nature of the partnerships. These investments included: seven Small Business Investment Companies ("SBIC") and four other limited partnership investments, whose purpose is to provide funding to small companies which meet certain criteria based on each particular fund's focus, five Historic Rehabilitation Tax Credit ("HTC") funds, whose purpose is to develop and operate real estate projects related to historical properties and communities, and 12 Low-Income Housing Tax Credits ("LIHTC") projects, whose purpose is to invest in approved low-income housing investment tax credit projects.

Our investments represent unconsolidated variable interest entities ("VIE") because we are not considered the primary beneficiary. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance.

All of our limited partnership investments are privately held and their market values are not readily available. These investments are accounted for using the equity method of accounting for SBIC, other limited partnerships, and HTC funds and the proportional amortization method for LIHTC investments and are included in Other Assets in the Consolidated Balance Sheets. Income or loss from the SBIC and other limited partnerships are included in Other Non-interest Income in the Consolidated Statements of Income and totaled $1.2 million, $1.9 million, and $5.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Income or loss from the HTC and LIHTC investments is included in income tax expense. See Note 16 — Income Taxes for further information.

Our investment in and unfunded commitments to these partnerships are as follows:

	December 31, 2025	December 31, 2024
Investment:	(In Thousands)
Low-Income Housing Tax Credit	$48,472	$40,259
Small Business Investment Company	14,797	12,949
Other Limited Partnerships	3,128	1,731
Historic Rehabilitation Tax Credit	1,970	4,133
Total limited partnership investments	$68,367	$59,072
Unfunded commitment:
Small Business Investment Company	$10,973	$8,857
Other Limited Partnerships	1,542	1,233
Total limited partnership commitments	$12,515	$10,090

A summary of accrued interest receivable and other assets was as follows:

	December 31, 2025	December 31, 2024
	(In Thousands)
Accrued interest receivable	$13,100	$12,879
Net deferred tax asset	13,176	12,599
Investment in limited partnerships	68,367	59,072
Prepaid expenses	4,791	4,221
Other assets	8,038	10,288
Total accrued interest receivable and other assets	$107,472	$99,059

Note 9 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	December 31, 2025		December 31, 2024
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$378,770	$419,691	$436,111	$441,313
Interest-bearing transaction accounts	1,103,696	1,018,736	965,637	884,321
Money market accounts	905,773	856,554	809,695	815,603
Certificates of deposit	284,764	236,848	184,986	237,228
Wholesale deposits	707,412	737,253	710,711	515,196
Total deposits	$3,380,415	$3,269,082	$3,107,140	$2,893,661

A summary of annual maturities of core and wholesale certificates of deposit at December 31, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$635,641
2027	127,620
2028	31,279
2029	18,462
2030	7,635
Thereafter	1,270
$821,907

Wholesale deposits include $537.1 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2025, compared to $515.6 million and $195.1 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2024. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included in the 2026 maturities above. As of December 31, 2025, the notional amount of derivatives designated as cash flow hedges totaled $449.1 million with a weighted average remaining maturity of 3.29 years and a weighted average rate of 3.67%. As of December 31, 2024, the notional amount of derivatives designated as cash flow hedgers totaled $416.3 million with a weighted average remaining maturity of 3.65 years and a weighted average rate of 3.81%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $113.0 million at December 31, 2025 and $67.3 million at December 31, 2024.

Note 10 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	December 31, 2025			December 31, 2024
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$197,246	$246,486	3.20%	$265,350	$282,437	2.73%
Line of credit	—	1	4.25	—	1,229	8.03
Other borrowings	—	4	—	10	10	—
Subordinated notes and debentures	54,805	54,742	6.43	54,689	49,833	6.36
	$252,051	$301,233	3.79	$320,049	$333,509	3.30

A summary of annual maturities of borrowings at December 31, 2025 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$125,234
2027	10,000
2028	10,450
2029	23,929
2030	20,000
Thereafter	62,438
$252,051

As of December 31, 2025 the Corporation had a $791.1 million FHLB line of credit available for advances which is collateralized as noted below, of which $529.5 million remained unused. There were $197.2 million of term FHLB advances outstanding at December 31, 2025 with stated fixed interest rates ranging from 2.09% to 4.95% compared to $265.4 million of term FHLB advances outstanding at December 31, 2024 with stated fixed interest rates ranging from 1.19% to 4.95%. The term FHLB advances outstanding at December 31, 2025 are due at various dates through December 2031.

The Corporation is required to maintain as collateral mortgage-related securities, unencumbered first mortgage loans and secured small business loans in its portfolio aggregating at least the amount of outstanding advances from the FHLB. Loans totaling approximately $1.443 billion and $1.298 billion were pledged as collateral at December 31, 2025 and 2024, respectively.

The Corporation has a senior line of credit with a third-party financial institution of $10.5 million. As of December 31, 2025, the line of credit carried an interest rate of SOFR + 2.36% that matured on February 19, 2026 and had certain performance debt covenants of which the Corporation was in compliance. The Corporation pays a commitment fee on this senior line of credit. For the years ended December 31, 2025, 2024, and 2023 the Corporation incurred $13,000 additional interest expense due to this fee. There was no outstanding balance on the line of credit as of December 31, 2025. On February 18, 2026, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 17, 2027.

The Corporation issued subordinated notes payable on September 13, 2024. The aggregate principal amount of the newly issued subordinated notes payable was $20.0 million which qualified as Tier 2 capital. The subordinated notes payable bear a fixed interest rate of 7.5% with a maturity date of September 13, 2034. The Corporation may, at its option, redeem the notes payable, in whole or part, at anytime after the fifth anniversary of the issuance. As of August 15, 2024, the $15.0 million subordinated notes payable that bore a fixed interest rate of 5.5% were redeemed, and the remaining unamortized debt issuance cost was accelerated due to the early redemption. As of December 31, 2025, $195,000 of debt issuance costs remain in the subordinated note and debentures payable balance, of which $44,000 is related to the recently issued subordinated debentures.

The Corporation has entered into derivative contracts hedging a portion of the borrowings included in the 2026 maturities above. As of December 31, 2025, the notional amount of derivatives designated as cash flow hedges totaled $48.4 million with a weighted average remaining maturity of 2.12 years and a weighted average rate of 2.52%.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the years ended December 31, 2025 and 2024, the Board of Directors declared an aggregate preferred stock dividend of $875,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. These rules are applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as bank and savings and loan holding companies other than “small bank holding companies” (generally non-publicly traded bank holding companies with consolidated assets of less than $1 billion). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of

Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the past treatment for accumulated other comprehensive income, which did not affect regulatory capital. The Corporation elected to retain this treatment, which reduces the volatility of regulatory capital ratios. The Corporation also must comply with the 2.5% conservation buffer, which the Corporation met as of December 31, 2025.

As of December 31, 2025, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of December 31, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$463,447	12.24%	$302,917	8.00%	$397,578	10.50%	N/A	N/A
First Business Bank	460,423	12.16	302,929	8.00	397,594	10.50	$378,661	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$370,786	9.79%	$227,188	6.00%	$321,849	8.50%	N/A	N/A
First Business Bank	422,567	11.16	227,197	6.00	321,862	8.50	$302,929	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$358,794	9.48%	$170,391	4.50%	$265,052	7.00%	N/A	N/A
First Business Bank	422,567	11.16	170,398	4.50	265,063	7.00	$246,130	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$370,786	8.86%	$167,376	4.00%	$167,376	4.00%	N/A	N/A
First Business Bank	422,567	10.11	167,237	4.00	167,237	4.00	$209,046	5.00%

	As of December 31, 2024
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$421,639	12.08%	$279,330	8.00%	$366,621	10.50%	N/A	N/A
First Business Bank	417,965	11.97	279,342	8.00	366,626	10.50	$349,177	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$329,796	9.45%	$209,498	6.00%	$296,788	8.50%	N/A	N/A
First Business Bank	380,811	10.91	209,506	6.00	296,801	8.50	$279,342	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$317,804	9.10%	$157,123	4.50%	$244,414	7.00%	N/A	N/A
First Business Bank	380,811	10.91	157,130	4.50	244,424	7.00	$226,965	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$329,796	8.78%	$150,256	4.00%	$150,256	4.00%	N/A	N/A
First Business Bank	380,811	10.14	150,207	4.00	150,207	4.00	$187,759	5.00%

(1)
2025 and 2024 capital amounts include $337,000 and $676,000, respectively, of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

The following table reconciles stockholders’ equity to federal regulatory capital at December 31, 2025 and 2024, respectively:

	As of December 31,
	2025	2024
	(In Thousands)
Stockholders’ equity of the Corporation	$371,585	$328,589
Net unrealized and accumulated losses on specific items	9,740	11,425
Disallowed servicing assets	(505)	(514)
Disallowed goodwill and other intangibles	(10,371)	(10,380)
ASC 326 Phase-in	337	676
Tier 1 capital	370,786	329,796
Allowable general valuation allowances and subordinated debt	92,661	91,843
Total capital	$463,447	$421,639

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

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$50,319	$44,245	$37,027
Less: preferred stock dividends	875	875	875
Less: earnings allocated to participating securities	953	1,033	938
Basic earnings allocated to common shareholders	$48,491	$42,337	$35,214
Weighted-average common shares outstanding, excluding participating securities	8,158,208	8,148,259	8,131,251
Basic earnings per common share	$5.94	$5.20	$4.33
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$48,491	$42,337	$35,214
Weighted-average diluted common shares outstanding, excluding participating securities	8,158,208	8,148,259	8,131,251
Diluted earnings per common share	$5.94	$5.20	$4.33

Note 14 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of December 31, 2025, 186,821 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

Restricted stock activity for the year ended December 31, 2024 and the year ended December 31, 2025 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of January 1, 2023	133,317	$27.95	57,435	$32.89	6,105	$25.92	196,857	$29.32
Granted (1)	—	—	34,840	35.79	54,955	34.43	89,795	34.96
Vested	(56,931)	27.03	(36,120)	31.31	(3,253)	26.06	(96,304)	28.60
Forfeited	(4,435)	30.20	—	—	(820)	36.42	(5,255)	31.17
Nonvested balance as of December 31, 2023	71,951	$28.53	56,155	$35.70	56,987	$33.97	185,093	$32.38
Granted (1)	—	—	27,614	34.76	65,717	30.43	93,331	31.71
Vested	(35,131)	26.86	(34,139)	25.43	(33,716)	21.25	(102,986)	24.57
Forfeited	(7,924)	29.75	—	—	(8,827)	36.25	(16,751)	33.18
Nonvested balance as of December 31, 2024	28,896	$30.09	49,630	$42.24	80,161	$36.04	158,687	$36.77
Granted (1)	—	—	12,195	63.61	45,789	51.39	57,984	53.92
Vested	(20,280)	28.74	(15,825)	42.70	(32,376)	37.56	(68,481)	37.21
Forfeited	(976)	33.60	—	—	(2,468)	41.48	(3,444)	40.79
Nonvested balance as of December 31, 2025	7,640	$33.76	46,000	$47.31	91,106	$43.03	144,746	$43.87
Unrecognized compensation cost (in thousands)	$47		$944		$2,822		$3,813
Weighted average remaining recognition period (in years)	0.26		1.67		2.10		2.06

(1)
The number of restricted shares/units shown includes the shares that would be granted if the target level of performance is achieved related to the PRSU. The number of shares actually issued may vary. During the year ended December 31, 2025, an additional 13,427 were issued related to actual performance results of previously granted awards.

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

The Corporation issued 3,115 and 3,832 shares of common stock under the ESPP during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, 223,691 and 226,806 shares, respectively, remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the Consolidated Statements of Income was as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Share-based compensation expense	$2,800	$2,785	$2,977

Note 15 — Employee Benefit Plans

The Corporation maintains a contributory 401(k) defined contribution plan covering substantially all employees. The Corporation matches 100% of amounts contributed by each participating employee, up to 3% of the employee’s compensation. The Corporation may also make discretionary profit sharing contributions up to an additional 6% of salary. Contributions are expensed in the period incurred and recorded in compensation expense in the Consolidated Statements of Income. The Corporation made a matching contribution of 3% to all eligible employees which totaled $1.3 million, $1.2 million, and $1.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Discretionary profit sharing contributions for substantially all employees of 4.34%, or $1.8 million, 4.34%, or $1.7 million, and 5.87%, or $2.1 million, were made in 2025, 2024, and 2023, respectively.

As of December 31, 2025, 2024, and 2023, the Corporation had a deferred compensation plan under which it provided contributions to supplement the retirement income of one executive. Under the terms of the plan, benefits to be received are generally payable over a 10 year period. The expense associated with the deferred compensation plan for the years ended December 31, 2025, 2024, and 2023 was $977,000, $523,000, and $493,000, respectively. The deferred compensation liability under the remaining plan of $4.3 million and $3.3 million at December 31, 2025 and 2024, respectively, is included in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The Corporation owned life insurance policies on the life of the executive covered by the deferred compensation plan, which had cash surrender values and death benefits of approximately $3.4 million and $6.3 million, respectively, at December 31, 2025 and cash surrender values and death benefits of approximately $3.2 million and $6.2 million, respectively, at December 31, 2024. The remaining balance of the cash surrender value of bank-owned life insurance of $80.6 million and $54.0 million as of December 31, 2025 and 2024, respectively, is related to policies on a number of then-qualified individuals affiliated with the Bank.

Note 16 — Income Taxes

Income tax expense consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Income from continuing operations before income tax expense (benefit) (1)	$60,453	$51,150	$47,139

Income tax expense from continuing operations
Current tax expense
Federal	$10,263	$8,783	$7,759
State	1,428	1,635	233
Total current tax expense	11,691	10,418	7,992
Deferred tax expense (benefit)
Federal	(1,608)	(1,263)	(716)
State	51	(2,250)	2,836
Total deferred tax (benefit) expense	(1,557)	(3,513)	2,120
Total income tax expense	$10,134	$6,905	$10,112
(1)
No foreign activity.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2025		2024		2023
	(Dollars in Thousands)
Tax expense at statutory federal rate of 21%	$12,695	21.0%	$10,741	21.0%	$9,899	21.0%
State income tax, net of federal effect (1)	1,204	2.0%	(447)	-0.9%	2,514	5.3%
Tax credits
Low-income housing tax credits (2)	(1,760)	-2.9%	(1,451)	-2.8%	(1,151)	-2.4%
Other	(329)	-0.5%	(336)	-0.7%	—	0.0%
Nontaxable or nondeductible items
Tax-exempt security and loan income, net of TEFRA adjustment	(1,186)	-2.0%	(1,201)	-2.3%	(856)	-1.8%
Other	(453)	-0.7%	(491)	-1.0%	(124)	-0.3%
Other adjustments	(37)	-0.1%	90	0.2%	(170)	-0.3%
Effective tax rate	$10,134	16.8%	$6,905	13.5%	$10,112	21.5%
(1)
State taxes in Wisconsin and Kansas make up the majority (greater than 50%) of the tax effect in this category.
(2)
Net of losses and amortization.

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

The significant components of the Corporation’s deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$9,872	$9,820
Deferred compensation	3,053	2,511
State net operating loss carryforwards	356	687
Write-down of repossessed assets	25	31
Non-accrual loan interest	805	222
Lease liability	1,929	2,090
Unrealized losses on securities	3,156	4,136
Share-based compensation	911	761
Other	162	154
Total deferred tax assets before valuation allowance	20,269	20,412
Valuation allowance	(1,460)	(1,568)
Total deferred tax assets	18,809	18,844
Deferred tax liabilities:
Leasing and fixed asset activities	1,242	1,361
Loan servicing asset	345	328
Right-of-use asset	1,393	1,503
Investment in partnerships	1,557	2,037
Other	1,096	1,016
Total deferred tax liabilities	5,633	6,245
Net deferred tax asset	$13,176	$12,599

Realization of the deferred tax assets is dependent upon the Corporation generating sufficient taxable earnings prior to the expiration of net operating loss carryforwards. Management performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with U.S. GAAP.

For Wisconsin state deferred tax assets, management determined that it was probable that some or all of the deferred tax assets would not be utilized within the applicable carry-forward period. The primary driver is the 2023 Wisconsin Act 19 which contains a provision that provides financial institutions with a state tax-exemption for interest, fees, and penalties earned on qualifying small-business loans. In 2024, management recorded a $1.7 million partial release of a state deferred tax asset valuation allowance due to changes in projected taxable income based on revised state taxation guidance and 2023 state tax return actual results. As of December 31, 2025, the Wisconsin deferred tax valuation allowance was $1.5 million, reducing our state deferred tax assets to $2.1 million. As of December 31, 2024, the Wisconsin deferred tax valuation allowance was $1.6 million, reducing our state deferred tax assets to $2.1 million. The Corporation had state net operating loss carryforwards of approximately $4.2 million and $5.7 million at December 31, 2025 and 2024, respectively, which begin to expire in 2032.

For federal and other U.S. states, management determined that it was not required to establish a valuation allowance against the December 31, 2025 or 2024 deferred tax assets in accordance with U.S. GAAP since it was more likely than not that the deferred tax assets will be fully utilized in future periods.

The Company paid the following income taxes (net of refunds) by jurisdiction:

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
US federal	$2,295	$1,491	$5,335
US state and local
Wisconsin	*	(1,677)	1,537
Minnesota	*	96	*
Missouri	*	50	*
Florida	*	50	*
Kansas	*	50	*
California	*	(45)	*
Illinois	190	(32)	*
New Jersey	*	30	*
Maryland	*	20	*
Oregon	*	20	*
Tennessee	*	20	*
Ohio	*	19	*
Iowa	*	(15)	*
Michigan	*	15	*
Pennsylvania	*	15	*
Texas	*	13	*
Kentucky	*	12	*
North Carolina	*	10	*
Utah	*	10	*
Other	822	6	584
Total US state and local	1,012	(1,333)	2,121
Total net income taxes paid	$3,307	$158	$7,456

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

There were no uncertain tax positions outstanding as of December 31, 2025 and 2024. As of December 31, 2025, tax years remaining open for the State of Wisconsin tax were 2021 through 2024. Federal tax years that remained open were 2022 through 2024.

Note 17 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of December 31, 2025 and 2024, the credit valuation allowance was $116,000 and $149,000, respectively.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the Consolidated Balance Sheet. The gross amount of dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $34.6 million and gross derivative liability of $9.7 million as of December 31, 2025.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the years ended December 31, 2025, 2024, and 2023 had an insignificant impact on the Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $8.9 million and $3.5 million was recognized in other comprehensive income for the years ended December 31, 2025 and 2023, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized gain of $4.7 million was recognized in other comprehensive income for the year ended December 31, 2024, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized loss of $175,000 was recognized in other comprehensive income for the year ended December 31, 2025, and there were no ineffective portions of the hedges. A pre-tax unrealized gain of $390,000 and $22,000 was recognized in other comprehensive income for the years ended December 31, 2024 and 2023, respectively, and there were no ineffective portions of the hedges.

	As of December 31, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$662,325	3.64	$9,704
Interest rate swap agreements on loans with third-party counterparties	124	1,166,859	4.36	24,854
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.28	$839
Interest rate swap related to wholesale funding	4	48,400	2.12	1,118
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$504,535	5.31	$34,558
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	45	$449,089	3.29	$2,368

	As of December 31, 2024
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	20	$232,488	4.55	$2,015
Interest rate swap agreements on loans with third-party counter parties	106	1,022,365	5.24	54,544
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	7.28	$1,014
Interest rate swap related to wholesale funding	36	384,655	3.95	8,189
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	86	$789,877	5.44	$56,559
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	10	$100,000	1.55	$509

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

In the event of non-performance, the Bank’s exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for instruments reflected in the Consolidated Financial Statements. An accrual for credit losses on financial instruments with off-balance sheet risk would be recorded separate from any valuation account related to any such recognized financial instrument. As of December 31, 2025 and 2024, there were no accrued credit losses for financial instruments with off-balance sheet risk.

Financial instruments whose contract amounts represent potential credit risk were as follows:

	At December 31,
	2025	2024
	(In Thousands)
Commitments to extend credit, primarily commercial loans	$1,083,828	$1,046,598
Standby letters of credit	15,802	17,276

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $502,000 and $645,000 at December 31, 2025 and 2024, respectively, which is reported in accrued interest payable and other liabilities on the Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Year Ended December 31,
	2025	2024
	(In Thousands)
Balance at the beginning of the period	$645	$955
SBA recourse	(64)	(104)
Charge-offs, net	(79)	(206)
Balance at the end of the period	$502	$645

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

Level 3 — Level 3 inputs are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,901	$—	$4,901
U.S. government agency securities - government- sponsored enterprises	—	2,314	—	2,314
Municipal securities	—	43,892	—	43,892
Residential mortgage-backed securities - government issued	—	166,635	—	166,635
Residential mortgage-backed securities - government- sponsored enterprises	—	162,543	—	162,543
Commercial mortgage-backed securities - government issued	—	2,114	—	2,114
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,688	—	39,688
Interest rate swaps	—	36,515	—	36,515
Liabilities:
Interest rate swaps	—	36,926	—	36,926

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,718	$—	$4,718
U.S. government agency securities - government- sponsored enterprises	—	3,153	—	3,153
Municipal securities	—	34,861	—	34,861
Residential mortgage-backed securities - government issued	—	123,223	—	123,223
Residential mortgage-backed securities - government- sponsored enterprises	—	134,765	—	134,765
Commercial mortgage-backed securities - government issued	—	2,224	—	2,224
Commercial mortgage-backed securities - government- sponsored enterprises	—	38,448	—	38,448
Interest rate swaps	—	65,762	—	65,762
Liabilities:
Interest rate swaps	—	57,068	—	57,068

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the years ended December 31, 2025 and 2024 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$8,796	$8,796
Repossessed assets	—	—	—	—
Loan servicing rights	—	—	1,317	1,317

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,506	$7,506
Repossessed assets	—	—	51	51
Loan servicing rights	—	—	1,245	1,245

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $8.8 million and $7.5 million at December 31, 2025 and December 31, 2024, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 13% - 100% as of the measurement date of December 31, 2025. The weighted average of those unobservable inputs was 40%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	December 31, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,485	$39,485	$39,485	$—	$—
Securities available-for-sale	422,087	422,087	—	422,087	—
Securities held-to-maturity	5,210	5,141	—	5,141	—
Loans held for sale	18,849	20,357	—	20,357	—
Loans and lease receivables, net	3,337,364	3,330,756	—	—	3,330,756
Federal Home Loan Bank stock	8,940	N/A	N/A	N/A	N/A
Accrued interest receivable	13,100	13,100	13,100	—	—
Interest rate swaps	36,515	36,515	—	36,515	—
Financial liabilities:
Deposits	3,380,415	3,382,348	2,575,431	806,917	—
Federal Home Loan Bank advances and other borrowings	252,051	251,312	—	251,312	—
Accrued interest payable	9,417	9,417	9,417	—	—
Interest rate swaps	36,926	36,926	—	36,926	—
Off-balance sheet items:
Standby letters of credit	197	197	—	—	197

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2024
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$157,702	$157,702	$157,702	$—	$—
Securities available-for-sale	341,392	341,392	—	341,392	—
Securities held-to-maturity	6,741	6,535	—	6,535	—
Loans held for sale	13,498	14,577	—	14,577	—
Loans and lease receivables, net	3,077,343	3,049,890	—	—	3,049,890
Federal Home Loan Bank stock	11,616	—	N/A	N/A	N/A
Accrued interest receivable	12,879	12,879	12,879	—	—
Interest rate swaps	65,762	65,762	—	65,762	—
Financial liabilities:
Deposits	3,107,140	3,107,068	2,406,532	700,536	—
Federal Home Loan Bank advances and other borrowings	320,049	314,175	—	314,175	—
Accrued interest payable	10,175	10,175	10,175	—	—
Interest rate swaps	57,068	57,068	—	57,068	—
Off-balance sheet items:
Standby letters of credit	209	209	—	—	209

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

Note 20 — Condensed Parent Only Financial Information

The following represents the condensed financial information of the Corporation only:

Condensed Balance Sheets

	December 31, 2025	December 31, 2024
	(In Thousands)
Assets
Cash and cash equivalents	$517	$5,384
Investments in subsidiaries, at equity	423,364	379,604
Premises and equipment, net	56	67
Other assets	6,194	2,908
Total assets	$430,131	$387,963
Liabilities and Stockholders’ Equity
Subordinated notes and other borrowings	$54,805	$54,689
Accrued interest payable and other liabilities	3,741	4,685
Total liabilities	58,546	59,374
Stockholders’ equity	371,585	328,589
Total liabilities and stockholders’ equity	$430,131	$387,963

Condensed Statements of Income

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Net interest expense	$3,532	$3,283	$1,989
Non-interest income
Dividends from subsidiaries	13,500	11,500	12,100
Consulting and rental income from consolidated subsidiaries	6,587	5,812	5,644
Other non-interest income	37	10	43
Total non-interest income	20,124	17,322	17,787
Non-interest expense	8,531	8,375	8,234
Gain before income tax benefit and equity in undistributed net income of consolidated subsidiaries	8,061	5,664	7,564
Income tax benefit	1,698	1,940	337
Gain before equity in undistributed net income of consolidated subsidiaries	9,759	7,604	7,901
Equity in undistributed net income of consolidated subsidiaries	40,560	36,641	29,126
Net income	$50,319	$44,245	$37,027

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Operating activities
Net income	$50,319	$44,245	$37,027
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of consolidated subsidiaries	(40,560)	(36,641)	(29,126)
Share-based compensation	2,800	2,785	2,977
Excess tax benefit from share-based compensation	(62)	(219)	(91)
Net (decrease) increase in other liabilities	(4,224)	(146)	(1,854)
Other, net	(1,448)	(1,639)	1,207
Net cash provided by operating activities	6,825	8,385	10,140
Investing activities
Capital contributions to subsidiaries	—	—	(15,000)
Net cash (used in) provided by investing activities	—	—	(15,000)
Financing activities
Net increase in long-term borrowed funds	116	293	54
Proceeds from issuance of subordinated notes payable	—	20,000	15,000
Repayment of subordinated notes payable	—	(15,000)	—
Proceeds from purchased funds and other short-term debt	—	—	—
Purchase of treasury stock	(1,390)	(1,270)	(2,971)
Preferred stock dividends paid	(875)	(875)	(875)
Cash dividends paid	(9,686)	(8,320)	(7,578)
Net proceeds from purchases of ESPP shares	143	144	128
Net cash (used in) provided by financing activities	(11,692)	(5,028)	3,758
Net increase (decrease) in cash and due from banks	(4,867)	3,357	(1,102)
Cash and cash equivalents at the beginning of the period	5,384	2,027	3,129
Cash and cash equivalents at the end of the period	$517	$5,384	$2,027

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

	For the Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Interest income	$247,310	$233,130	$194,928
Reconciliation of revenue
Other revenues	31,937	29,251	31,308
Total consolidated revenues	279,247	262,381	226,236
Less: interest expense	110,620	108,924	82,340
Segment net interest and non-interest income	168,627	153,457	143,896
Less:
Provision for credit losses	8,655	8,827	8,182
Compensation expense	67,874	63,105	61,059
Other segment items	31,645	30,375	27,516
Income tax expense	10,134	6,905	10,112
Segment and consolidated net income	$50,319	$44,245	$37,027

Other segment disclosures:
Interest income	$247,310	$233,130	$194,928
Interest expense	110,620	108,924	82,340
Depreciation, amortization, and accretion	3,774	3,738	3,636
Other significant noncash item:
Provision for credit losses	8,655	8,827	8,182
Segment assets	4,081,887	3,853,215	3,507,846
Expenses for segment assets	99,519	93,480	88,575

Reconciliation of assets:
Total assets for reportable segments	$4,081,887	$3,853,215	$3,507,846
Other assets	—	—	—
Total consolidated assets	$4,081,887	$3,853,215	$3,507,846

Note 22 — Condensed Quarterly Earnings (unaudited)

	2025				2024
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest income	$62,752	$63,746	$61,282	$59,530	$60,110	$59,327	$57,910	$55,783
Interest expense	27,990	28,860	27,498	26,272	26,962	28,320	27,370	26,272
Net interest income	34,762	34,886	33,784	33,258	33,148	31,007	30,540	29,511
Provision for credit losses	1,855	1,440	2,701	2,659	2,701	2,087	1,713	2,326
Non-interest income	7,461	9,640	7,255	7,579	8,005	7,064	7,425	6,757
Non-interest expense	24,130	25,700	24,968	24,719	23,152	23,107	23,879	23,342
Income before income tax expense	16,238	17,386	13,370	13,459	15,300	12,877	12,373	10,600
Income tax expense	2,905	2,993	1,948	2,288	885	2,351	1,917	1,752
Net income	13,333	14,393	11,422	11,171	14,415	10,526	10,456	8,848
Preferred stock dividend	219	218	219	219	219	218	219	219
Income available to common shareholders	$13,114	$14,175	$11,203	$10,952	$14,196	$10,308	$10,237	$8,629
Per common share:
Basic earnings	$1.58	$1.70	$1.35	$1.32	$1.71	$1.24	$1.23	$1.04
Diluted earnings	1.58	1.70	1.35	1.32	1.71	1.24	1.23	1.04
Dividends declared	0.29	0.29	0.29	0.29	0.25	0.25	0.25	0.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Business Financial Services, Inc.

Madison, Wisconsin

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Business Financial Services, Inc. (the "Corporation") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

•
The reliability and relevance of data used as the basis for the adjustments relating to qualitative factors;
•
The reasonableness of management’s judgments and assumptions related to the assessed level of risk and the ending allocation of the qualitative factors;
•
The mathematical accuracy of the dollar amount applied to the qualitative factors;

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:

•
Evaluation of the reliability and relevance of data used as a basis for the adjustments relating to qualitative factors;
•
Evaluation of the reasonableness of management’s judgments and assumptions related to the assessed level of risk for the qualitative factors and the resulting allocation;
•
Evaluation of the mathematical accuracy of the adjustment factors for the qualitative component and the dollar amount of the reserve derived from the qualitative factor assessment;
•
Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/Crowe LLP

We have served as the Corporation's auditor since 2017, which is the year the engagement letter was signed for the audit of the 2018 financial statements.

Oakbrook Terrace, Illinois

February 25, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2025.

Crowe LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2025, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the Registrant. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
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
(d)
Audit Committee. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “Item 1 - Election of Directors” is incorporated herein by reference.
(e)
Delinquent Section 16(a) Reports. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
(f)
Insider Trading Policy. The information included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “No-Hedging and No-Pledging Provisions” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to compensation for our directors and officers included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the captions "Executive Compensation", "Director Compensation," "Compensation Discussion and Analysis," "Potential Payments upon Termination or Change in Control," "Equity Award Grant Policies," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “Principal Shareholders” is incorporated herein by reference.

Information with respect to compensation plans in the definitive proxy statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption "Equity Compensation Plan Information" is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the captions “Related Party Transactions” and “Item 1 - Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services included in the definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 24, 2026 under the caption “Miscellaneous” is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The Consolidated Financial Statements listed on the Index included under “Item 8. Financial Statements and Supplementary Data” are filed as a part of this Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

Exhibit Index

Exhibit No.	Exhibit Name

3.1	Amended and Restated Articles of Incorporation of First Business Financial Services, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 10, 2017)

3.2	Amended and Restated Bylaws of First Business Financial Services, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025)

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

10.4*	Annual Cash Bonus Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2019)

10.5*	First Business Financial Services, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on March 6, 2023)

10.6*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.7*	Form of Restricted Stock Unit Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.8*	Form of Performance-Based Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.9*	Form of Restricted Stock Unit Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.10*	Form of Performance-Based Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.11*	Form of Restricted Stock Unit Exchange Agreement - Retiree (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.12*	Form of Restricted Stock Agreement - Director (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 29, 2021)

10.13*	Form of Performance-Based Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.14*	Form of Restricted Stock Unit Award Agreement - Executive Officer (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.15*	Form of Restricted Stock Unit Award Agreement - Board of Directors (incorporated by reference to the Quarterly Report on Form 10-Q filed on October 28, 2022)

10.16

Change in Control Agreement by and between First Business Financial Services, Inc. and Brian D. Spielmann, effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

10.17

Consulting Agreement by and between First Business Financial Services, Inc. and Edward G. Sloane, Jr., effective as of April 1, 2023 (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2023)

10.18	Form of Director Share Awards for 2025 (incorporated by reference to the Quarterly Report on Form 10-Q filed on July 25, 2025)
10.19*	Executive Officer Form Performance Vested RSU for 2025 Awards and beyond (incorporated by reference to the Quarterly Report on Form 10-Q filed on April 25, 2025)
10.20*	Executive Officer Form Time Vested RSU for 2025 Awards and beyond (incorporated by reference to the Quarterly Report on Form 10-Q filed on April 25, 2025)

19	Insider Trading Policy (incorporated by reference to the Annual Report on Form 10-K filed February 26, 2025)

21	Subsidiaries of the Registrant

23	Consent of Crowe LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	Executive Officer Compensation Recovery Policy (incorporated by reference to the Annual Report on Form 10-K filed February 26, 2025)

101

The following financial information from First Business Financial Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) the Notes to Consolidated Financial Statements

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.

February 25, 2026	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey A. Chambas	Chief Executive Officer and Director	February 25, 2026
Corey A. Chambas	(principal executive officer)

/s/ Brian D. Spielmann	Chief Financial Officer	February 25, 2026
Brian D. Spielmann	(principal financial officer)

/s/ Kevin D. Crampton	Chief Accounting Officer	February 25, 2026
Kevin D. Crampton	(principal accounting officer)

/s/ Gerald L. Kilcoyne	Chair of the Board of Directors	February 25, 2026
Gerald L. Kilcoyne

/s/ Laurie S. Benson	Director	February 25, 2026
Laurie S. Benson

/s/ Carla C. Chavarria	Director	February 25, 2026
Carla C. Chavarria

/s/ Jason R. Graham	Director	February 25, 2026
Jason R. Graham

/s/ Ralph R. Kauten	Director	February 25, 2026
Ralph R. Kauten

/s/ W. Kent Lorenz	Director	February 25, 2026
W. Kent Lorenz

/s/ Daniel P. Olszewski	Director	February 25, 2026
Daniel P. Olszewski