Form 10-Q
period 2026-03-31
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2026-04-24
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on April 20, 2026 was 8,362,166 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$32,560	$30,771
Short-term investments	104,565	8,714
Cash and cash equivalents	137,125	39,485
Securities available-for-sale, at fair value	420,325	422,087
Securities held-to-maturity, at amortized cost	4,797	5,210
Loans held for sale	23,700	18,849
Loans and leases receivable, net of allowance for credit losses of $36,631 and $35,877, respectively	3,462,272	3,337,364
Premises and equipment, net	4,500	4,669
Right-of-use assets, net	5,053	5,317
Bank-owned life insurance	84,776	83,994
Federal Home Loan Bank stock, at cost	11,242	8,940
Goodwill and other intangible assets	12,011	11,985
Derivatives	38,198	36,515
Accrued interest receivable and other assets	116,856	107,472
Total assets	$4,320,855	$4,081,887
Liabilities and Stockholders’ Equity
Deposits	$3,566,002	$3,380,415
Federal Home Loan Bank advances and other borrowings	303,451	252,051
Lease liabilities	7,032	7,361
Derivatives	35,857	36,926
Accrued interest payable and other liabilities	28,433	33,549
Total liabilities	3,940,775	3,710,302
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at March 31, 2026 and December 31, 2025	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,525,323 and 9,493,274 shares issued, 8,343,519 and 8,325,376 shares outstanding at March 31, 2026 and December 31, 2025, respectively	96	96
Additional paid-in capital	97,167	96,487
Retained earnings	314,618	305,536
Accumulated other comprehensive loss	(10,196)	(9,740)
Treasury stock, 1,181,804 and 1,167,898 shares at March 31, 2026 and December 31, 2025, respectively, at cost	(33,597)	(32,786)
Total stockholders’ equity	380,080	371,585
Total liabilities and stockholders’ equity	$4,320,855	$4,081,887

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$56,308	$55,274
Securities	4,245	3,404
Short-term investments	1,343	852
Total interest income	61,896	59,530
Interest expense
Deposits	23,928	23,016
Federal Home Loan Bank advances and other borrowings	2,450	3,256
Total interest expense	26,378	26,272
Net interest income	35,518	33,258
Provision for credit losses	2,960	2,659
Net interest income after provision for credit losses	32,558	30,599
Non-interest income
Private wealth management service fees	3,877	3,492
Gain on sale of Small Business Administration loans	592	963
Service charges on deposits	1,318	1,048
Loan fees	436	388
Bank-owned life insurance policy income	757	437
Swap fees	628	113
Other non-interest income	1,167	1,138
Total non-interest income	8,775	7,579
Non-interest expense
Compensation	18,541	16,747
Occupancy	588	590
Professional fees	1,446	1,459
Data processing	1,270	1,082
Marketing	711	968
Equipment	407	376
Computer software	1,921	1,603
FDIC insurance	909	780
Other non-interest expense	1,160	1,114
Total non-interest expense	26,953	24,719
Income before income tax expense	14,380	13,459
Income tax expense	2,180	2,288
Net income	12,200	11,171
Preferred stock dividend	219	219
Net income available to common shareholders	$11,981	$10,952
Earnings per common share
Basic	$1.44	$1.32
Diluted	1.44	1.32
Dividends declared per share	0.34	0.29

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Net income	$12,200	$11,171
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(3,181)	4,685
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	2,751	(5,901)
Income tax (expense) benefit	(26)	270
Total other comprehensive loss	(456)	(946)
Comprehensive income	$11,744	$10,225

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589
Net income	—	—	—	—	11,171	—	—	11,171
Other comprehensive loss	—	—	—	—	—	(946)	—	(946)
Share-based compensation - restricted shares and employee stock purchase plan	21,914	—	1	650	—	—	—	651
Issuance of common stock under the employee stock purchase plan	841	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,442)	—	—	(2,442)
Treasury stock purchased	(14,716)	—	—	—	—	—	(777)	(777)
Balance at March 31, 2025	8,301,967	$11,992	$96	$94,231	$274,288	$(12,371)	$(32,173)	$336,063

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2025	8,325,376	$11,992	$96	$96,487	$305,536	$(9,740)	$(32,786)	$371,585
Net income	—	—	—	—	12,200	—	—	12,200
Other comprehensive loss	—	—	—	—	—	(456)	—	(456)
Share-based compensation - restricted shares and employee stock purchase plan	31,357	—	—	647	—	—	—	647
Issuance of common stock under the employee stock purchase plan	692	—	—	33	—	—	—	33
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.34 per share)	—	—	—	—	(2,899)	—	—	(2,899)
Treasury stock purchased	(13,906)	—	—	—	—	—	(811)	(811)
Balance at March 31, 2026	8,343,519	$11,992	$96	$97,167	$314,618	$(10,196)	$(33,597)	$380,080

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Operating activities
Net income	$12,200	$11,171
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(68)	153
Provision for credit losses	2,960	2,659
Depreciation, amortization and accretion, net	929	871
Share-based compensation	647	651
Net (gain) loss on sale of tax credit investments	(7)	110
Amortization of tax credit investments	1,891	1,592
Bank-owned life insurance policy income	(757)	(437)
Origination of loans for sale	(52,483)	(51,542)
Sale of loans originated for sale	48,224	55,479
Gain on sale of loans originated for sale	(592)	(963)
Net loss on repossessed assets	—	(8)
Return on investment in limited partnerships	295	—
Excess tax benefit from share-based compensation	187	379
Net payments on operating lease liabilities	(402)	(398)
Net (decrease) increase in accrued interest receivable and other assets	(5,745)	(6,098)
Net (increase) decrease in accrued interest payable and other liabilities	(4,228)	(2,318)
Net cash provided by operating activities	3,051	11,301
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	20,237	11,433
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	411	148
Purchases of available-for-sale securities	(21,514)	(24,789)
Proceeds from sale of repossessed assets	—	23
Net increase in loans and leases	(127,825)	(74,683)
Investments in limited partnerships	(910)	(1,212)
Returns of investments in limited partnerships	8	14
Investment in tax credit investments	(6,656)	(9,783)
Distributions from tax credit investments	140	—
Proceeds from sale of tax credit investments	69	319
Investment in Federal Home Loan Bank stock	(3,465)	(9,782)
Proceeds from the sale of Federal Home Loan Bank stock	1,163	10,964
Purchases of leasehold improvements and equipment, net	(135)	(80)
Purchases of bank owned life insurance policies	(25)	—
Net cash used in investing activities	(138,502)	(97,428)
Financing activities
Net increase in deposits	185,587	135,903
Repayment of Federal Home Loan Bank advances	(85,979)	(578,724)
Proceeds from Federal Home Loan Bank advances	137,349	545,238
Net increase in long-term borrowed funds	30	27
Cash dividends paid	(2,899)	(2,442)
Preferred stock dividends paid	(219)	(219)
Proceeds from issuance of common stock under ESPP	33	36
Purchase of treasury stock	(811)	(777)
Net cash provided by financing activities	233,091	99,042
Net increase in cash and cash equivalents	97,640	12,915
Cash and cash equivalents at the beginning of the period	39,485	157,702
Cash and cash equivalents at the end of the period	$137,125	$170,617
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$26,920	$26,432
Net income taxes received	(305)	(20)

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

The Corporation has not changed its significant accounting and reporting policies from those disclosed in the Corporation’s Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

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

In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Subtopic 815): Hedge Accounting Improvements." This update clarifies and improves hedge accounting requirements. This update is effective for fiscal years beginning after December 15, 2026. The Corporation is assessing the impact of this standard.

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

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$12,200	$11,171
Less: preferred stock dividends	219	219
Less: earnings allocated to participating securities	220	237
Basic earnings allocated to common shareholders	$11,761	$10,715
Weighted-average common shares outstanding, excluding participating securities	8,186,174	8,130,743
Basic earnings per common share	$1.44	$1.32
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$11,761	$10,715
Weighted-average diluted common shares outstanding, excluding participating securities	8,186,174	8,130,743
Diluted earnings per common share	$1.44	$1.32

Note 3 — Share-Based Compensation

The Corporation initially adopted the 2019 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2019. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of March 31, 2026, 144,687 shares were available for future grants under the Plan, as amended. Shares covered by awards that expire, terminate, or lapse will again be available for the grant of awards under the Plan.

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

The Corporation may also issue performance-based restricted stock units (“PRSU”). Vesting of the PRSU will be measured on the relative Total Shareholder Return (“TSR”) and relative Return on Average Tangible Common Equity ("ROATCE"), and will cliff-vest after a three-year measurement period based on the Corporation’s TSR performance and ROATCE performance compared to a broad peer group of over 100 banks. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The restricted stock awards and units issued to executive officers will vest ratably over a three-year period. Compensation expense is recognized for PRSU over the requisite service and performance period of generally three years for the entire expected award on a straight-line basis. The compensation expense for the awards expected to vest for the percentage of performance-based restricted stock units subject to the ROATCE metric will be adjusted if there is a change in the expectation of ROATCE. The compensation expense for the awards expected to vest for the percentage of PRSU subject to the TSR metric are never adjusted and are amortized utilizing the fair value provided using a Monte Carlo pricing model.

Restricted stock activity for the year ended December 31, 2025 and the three months ended March 31, 2026 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2024	28,896	$30.09	49,630	$42.24	80,161	$36.04	158,687	$36.77
Granted (1)	—	—	12,195	63.61	45,789	51.39	57,984	53.92
Vested	(20,280)	28.74	(15,825)	42.70	(32,376)	37.56	(68,481)	37.21
Forfeited	(976)	33.60	—	—	(2,468)	41.48	(3,444)	40.79
Nonvested balance as of December 31, 2025	7,640	33.76	46,000	47.31	91,106	43.03	144,746	43.87
Granted (1)	—	—	9,575	63.60	34,035	57.84	43,610	59.09
Vested	(6,665)	33.60	—	—	(31,357)	40.93	(38,022)	39.65
Forfeited	—	—	—	—	(1,721)	50.26	(1,721)	50.26
Nonvested balance as of March 31, 2026	975	$34.85	55,575	$50.12	92,063	$49.17	148,613	$49.43
Unrecognized compensation cost (in thousands)	$9		$1,340		$4,247		$5,596
Weighted average remaining recognition period (in years)	0.40		2.13		2.44		2.42
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

The Corporation issued 692 and 841 shares of common stock under the ESPP during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, 222,999 and 225,965, respectively, shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Share-based compensation expense	$647	$651

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,997	$—	$(68)	$4,929
U.S. government agency securities - government-sponsored enterprises	2,500	—	(189)	2,311
Municipal securities	46,882	187	(4,083)	42,986
Residential mortgage-backed securities - government issued	168,591	502	(2,188)	166,905
Residential mortgage-backed securities - government-sponsored enterprises	168,694	457	(7,490)	161,661
Commercial mortgage-backed securities - government issued	2,362	—	(309)	2,053
Commercial mortgage-backed securities - government-sponsored enterprises	42,100	43	(2,663)	39,480
	$436,126	$1,189	$(16,990)	$420,325

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,995	$—	$(94)	$4,901
U.S. government agency securities - government-sponsored enterprises	2,500	—	(186)	2,314
Municipal securities	46,993	328	(3,429)	43,892
Residential mortgage-backed securities - government issued	166,933	1,279	(1,577)	166,635
Residential mortgage-backed securities - government-sponsored enterprises	168,544	929	(6,930)	162,543
Commercial mortgage-backed securities - government issued	2,416	—	(302)	2,114
Commercial mortgage-backed securities - government-sponsored enterprises	42,326	71	(2,709)	39,688
	$434,707	$2,607	$(15,227)	$422,087

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,858	$—	$(3)	$1,855
Residential mortgage-backed securities - government issued	481	—	(26)	455
Residential mortgage-backed securities - government-sponsored enterprises	457	—	(19)	438
Commercial mortgage-backed securities - government-sponsored enterprises	2,001	—	(26)	1,975
	$4,797	$—	$(74)	$4,723

	As of December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,144	$—	$(3)	$2,141
Residential mortgage-backed securities - government issued	546	—	(26)	520
Residential mortgage-backed securities - government-sponsored enterprises	518	—	(18)	500
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(22)	1,980
	$5,210	$—	$(69)	$5,141

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Administration ("SBA"). Municipal securities include securities issued by various municipalities and are primarily general obligation bonds that are primarily tax-exempt. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the FHLB. The Corporation sold no available-for-sale securities during the three months ended March 31, 2026 and 2025.

At March 31, 2026 and December 31, 2025, securities with a fair value of $37.3 million and $38.8 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at March 31, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,929	$5,860	$460	$460
Due in one year through five years	12,875	12,349	1,398	1,395
Due in five through ten years	10,757	9,991	—	—
Due in over ten years	24,818	22,026	—	—
	54,379	50,226	1,858	1,855
Residential mortgage-backed securities	337,285	328,566	938	893
Commercial mortgage-backed securities	44,462	41,533	2,001	1,975
	$436,126	$420,325	$4,797	$4,723

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2026 and December 31, 2025. At March 31, 2026, the Corporation held 188 available-for-sale securities that were in an unrealized loss position, 147 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three months ended March 31, 2026 and 2025, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,929	$68	$4,929	$68
U.S. government agency securities - government- sponsored enterprises	—	—	2,311	189	2,311	189
Municipal securities	4,002	1,038	29,497	3,045	33,499	4,083
Residential mortgage-backed securities - government issued	76,384	650	10,574	1,538	86,958	2,188
Residential mortgage-backed securities - government-sponsored enterprises	33,730	369	73,857	7,121	107,587	7,490
Commercial mortgage-backed securities - government issued	—	—	2,053	309	2,053	309
Commercial mortgage-backed securities - government-sponsored enterprises	2,823	147	35,647	2,516	38,470	2,663
	$116,939	$2,204	$158,868	$14,786	$275,807	$16,990

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,901	$94	$4,901	$94
U.S. government agency securities - government- sponsored enterprises	—	—	2,314	186	2,314	186
Municipal securities	—	—	34,660	3,429	34,660	3,429
Residential mortgage-backed securities - government issued	25,970	85	17,454	1,492	43,424	1,577
Residential mortgage-backed securities - government-sponsored enterprises	14,002	73	72,481	6,857	86,483	6,930
Commercial mortgage-backed securities - government issued	—	—	2,114	302	2,114	302
Commercial mortgage-backed securities - government-sponsored enterprises	5,971	44	27,575	2,665	33,546	2,709
	$45,943	$202	$161,499	$15,025	$207,442	$15,227

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2026 and December 31, 2025. At March 31, 2026, the Corporation held 19 held-to-maturity securities that were in an unrealized loss position, 15 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and 2025.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,855	$3	$—	$—	$1,855	$3
Residential mortgage-backed securities - government issued	—	—	455	26	455	26
Residential mortgage-backed securities - government-sponsored enterprises	—	—	438	19	438	19
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,975	26	1,975	26
	$1,855	$3	$2,868	$71	$4,723	$74

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$959	$1	$680	$2	$1,639	$3
Residential mortgage-backed securities - government issued	—	—	520	26	520	26
Residential mortgage-backed securities - government-sponsored enterprises	—	—	500	18	500	18
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,980	22	1,980	22
	$959	$1	$3,680	$68	$4,639	$69

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	March 31, 2026	December 31, 2025
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$306,593	$293,706
Commercial real estate — non-owner occupied	925,425	885,870
Construction and land development	224,866	248,560
Multi-family	577,271	571,468
1-4 family	61,332	60,661
Total commercial real estate	2,095,487	2,060,265
Commercial and industrial	1,358,413	1,273,997
Consumer and other	47,223	40,965
Total gross loans and leases receivable	3,501,123	3,375,227
Less:
Allowance for credit losses	36,631	35,877
Deferred loan fees and costs, net	2,220	1,986
Loans and leases receivable, net	$3,462,272	$3,337,364

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans.

March 31, 2026
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$4,593	$—	$4,593
Outstanding balance of loans serviced	—	—	—	—	—	82,689	—	82,689
Ownership of transferred loans	—	—	—	—	—	24,522	—	24,522
Non-SBA
Loans transferred to third parties	$—	$—	$9,515	$539	$—	$32,985	$—	$43,039
Outstanding balance of loans serviced	11,958	157,698	47,081	151,750	—	40,111	—	408,598
Ownership of transferred loans	6,833	218,069	75,309	137,887	—	40,933	—	479,031
Loan participations purchased	—	—	—	9,774	—	6,400	—	16,174

March 31, 2025
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$8,652	$—	$8,652
Outstanding balance of loans serviced	—	—	—	—	—	86,584	—	86,584
Ownership of transferred loans	—	—	—	—	—	25,543	—	25,543
Non-SBA
Loans transferred to third parties	$—	$16,016	$23,287	$280	$—	$6,282	$—	$45,865
Outstanding balance of loans serviced	18,225	165,479	56,399	127,614	—	18,205	—	385,922
Ownership of transferred loans	10,169	232,000	50,032	128,057	—	22,977	—	443,235
Loan participations purchased	—	—	7,023	—	—	—	—	7,023

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$20,596	$64,201	$16,650	$31,653	$34,208	$119,274	$295	286,877	93.6%
II	—	—	—	8,924	—	—	—	8,924	2.9%
III	—	—	2,180	—	—	8,612	—	10,792	3.5%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$20,596	$64,201	$18,830	$40,577	$34,208	$127,886	$295	$306,593	100.0%
Commercial real estate — non-owner occupied
Category
I	$45,547	$96,425	$80,847	$98,950	$88,556	$442,708	$33,992	$887,025	95.9%
II	—	—	—	—	—	6,863	—	6,863	0.7%
III	—	—	—	9,216	—	22,321	—	31,537	3.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$45,547	$96,425	$80,847	$108,166	$88,556	$471,892	$33,992	$925,425	100.0%
Construction and land development
Category
I	$5,648	$39,423	$60,615	$63,239	$10,410	$5,018	$23,354	$207,707	92.3%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	5,735	—	—	—	5,735	2.6%
IV	—	—	—	—	454	10,970	—	11,424	5.1%
Total	$5,648	$39,423	$60,615	$68,974	$10,864	$15,988	$23,354	$224,866	100.0%
Multi-family
Category
I	$430	$56,909	$18,323	$119,670	$92,955	$271,548	$2,640	$562,475	97.4%
II	—	—	—	1,527	7,277	776	—	9,580	1.7%
III	—	—	—	—	—	1,012	—	1,012	0.2%
IV	—	—	—	1,678	—	2,526	—	4,204	0.7%
Total	$430	$56,909	$18,323	$122,875	$100,232	$275,862	$2,640	$577,271	100.0%
1-4 family
Category
I	$1,929	$18,032	$7,019	$1,403	$4,194	$5,212	$23,543	$61,332	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$1,929	$18,032	$7,019	$1,403	$4,194	$5,212	$23,543	$61,332	100.0%
Commercial and industrial
Category
I	$93,147	$234,188	$157,990	$113,623	$45,005	$65,858	$497,758	$1,207,569	88.9%
II	—	659	14,375	6,596	5,041	2,659	12,139	41,469	3.1%
III	—	217	8,689	17,800	4,368	2,590	50,836	84,500	6.2%
IV	—	789	2,123	3,027	7,454	3,720	7,762	24,875	1.8%
Total	$93,147	$235,853	$183,177	$141,046	$61,868	$74,827	$568,495	$1,358,413	100.0%
Consumer and other
Category
I	$11,626	$7,563	$5,147	$2,450	$4,273	$10,162	$6,002	$47,223	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$11,626	$7,563	$5,147	$2,450	$4,273	$10,162	$6,002	$47,223	100.0%
Total Loans
Category
I	$178,923	$516,741	$346,591	$430,988	$279,601	$919,780	$587,584	$3,260,208	93.1%
II	—	659	14,375	17,047	12,318	10,298	12,139	66,836	1.9%
III	—	217	10,869	32,751	4,368	34,535	50,836	133,576	3.8%
IV	—	789	2,123	4,705	7,908	17,216	7,762	40,503	1.2%
Total	$178,923	$518,406	$373,958	$485,491	$304,195	$981,829	$658,321	$3,501,123	100.0%

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$65,752	$20,422	$39,698	$32,186	$30,251	$92,981	$295	$281,585	95.9%
II	—	—	2,011	—	—	—	—	2,011	0.7%
III	—	2,197	—	—	—	7,913	—	10,110	3.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$65,752	$22,619	$41,709	$32,186	$30,251	$100,894	$295	$293,706	100.0%
Commercial real estate — non-owner occupied
Category
I	$85,103	$81,087	$108,308	$89,226	$63,803	$392,720	$34,236	$854,483	96.4%
II	—	—	—	—	—	6,863	—	6,863	0.8%
III	—	—	—	—	716	23,808	—	24,524	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$85,103	$81,087	$108,308	$89,226	$64,519	$423,391	$34,236	$885,870	100.0%
Construction and land development
Category
I	$35,887	$73,179	$78,264	$10,278	$91	$5,043	$25,482	$228,224	91.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	5,755	—	—	—	—	5,755	2.3%
IV	—	—	—	454	8,155	5,972	—	14,581	5.9%
Total	$35,887	$73,179	$84,019	$10,732	$8,246	$11,015	$25,482	$248,560	100.0%
Multi-family
Category
I	$57,113	$18,231	$103,795	$93,280	$61,620	$211,473	$2,644	$548,156	95.9%
II	—	—	1,530	7,309	—	782	—	9,621	1.7%
III	—	—	—	—	8,380	1,019	—	9,399	1.6%
IV	—	—	1,714	—	2,578	—	—	4,292	0.8%
Total	$57,113	$18,231	$107,039	$100,589	$72,578	$213,274	$2,644	$571,468	100.0%
1-4 family
Category
I	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
Commercial and industrial
Category
I	$240,914	$178,507	$138,504	$52,149	$35,514	$31,754	$452,160	$1,129,502	88.6%
II	568	14,119	10,997	5,948	25	2,797	24,140	58,594	4.6%
III	499	8,617	10,409	4,656	787	1,745	34,206	60,919	4.8%
IV	447	1,845	3,384	7,644	302	4,083	7,277	24,982	2.0%
Total	$242,428	$203,088	$163,294	$70,397	$36,628	$40,379	$517,783	$1,273,997	100.0%
Consumer and other
Category
I	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
Total Loans
Category
I	$510,808	$384,184	$474,152	$286,477	$195,032	$747,864	$545,059	$3,143,576	93.1%
II	568	14,119	14,538	13,257	25	10,442	24,140	77,089	2.3%
III	499	10,814	16,164	4,656	9,883	34,485	34,206	110,707	3.3%
IV	447	1,845	5,098	8,098	11,035	10,055	7,277	43,855	1.3%
Total	$512,322	$410,962	$509,952	$312,488	$215,975	$802,846	$610,682	$3,375,227	100.0%

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$306,593	$306,593
Non-owner occupied	—	—	—	—	925,425	925,425
Construction and land development	—	—	11,424	11,424	213,442	224,866
Multi-family	—	—	—	—	577,271	577,271
1-4 family	211	—	—	211	61,121	61,332
Commercial and industrial	2,745	519	16,277	19,541	1,338,872	1,358,413
Consumer and other	5	—	—	5	47,218	47,223
Total	$2,961	$519	$27,701	$31,181	$3,469,942	$3,501,123
Percent of portfolio	0.08%	0.01%	0.79%	0.88%	99.12%	100.00%

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$293,706	$293,706
Non-owner occupied	—	—	—	—	885,870	885,870
Construction and land development	14,581	—	—	14,581	233,979	248,560
Multi-family	—	—	—	—	571,468	571,468
1-4 family	—	—	—	—	60,661	60,661
Commercial and industrial	3,116	963	15,229	19,308	1,254,689	1,273,997
Consumer and other	50	—	—	50	40,915	40,965
Total	$17,747	$963	$15,229	$33,939	$3,341,288	$3,375,227
Percent of portfolio	0.53%	0.03%	0.45%	1.01%	98.99%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

	March 31, 2026
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	11,424	—	—
Multi-family	4,204	—	—
1-4 family	—	—	—
Total commercial real estate	15,628	—	—
Commercial and industrial	9,788	15,087	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$25,416	$15,087	$—

	December 31, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	14,581	—	—
Multi-family	4,292	—	—
1-4 family	—	—	—
Total commercial real estate	18,873	—	—
Commercial and industrial	10,652	14,330	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$29,525	$14,330	$—

	March 31, 2026	December 31, 2025
Total non-accrual loans and leases to gross loans and leases	1.16%	1.30%
Allowance for credit losses to gross loans and leases	1.10	1.12
Allowance for credit losses to non-accrual loans and leases	95.03	85.95

The following table presents the amortized cost basis of the non-accrual, collateral-dependent loans as of:

	March 31, 2026	December 31, 2025
	(In Thousands)
Equipment	$16,799	$14,615
Real Estate	17,674	21,595
Accounts Receivable	6,057	7,277
Other	68	473
Total	$40,598	$43,960

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at March 31, 2026 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Three Months Ended March 31, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	0.00%

	For the Three Months Ended March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	Total	Total Class of Financing Receivable
	(In Thousands)
Commercial real estate	$—	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	151	—	—	151	0.01
Total	$—	$—	$151	$—	$—	$151	0.00%

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

For the Three Months Ended March 31, 2026
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.00
Commercial and industrial	—	0.00	0.00	0.00
Total	$—	0.00%	0.00	0.00

	For the Three Months Ended March 31, 2025
(Dollars in Thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (years)	Weighted Average Payment Delay (years)
Commercial real estate	$—	0.00%	0.00	0.00
Commercial and industrial	—	0.00	2.33	0.00
Total	$—	0.00%	2.33	0.00

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2026 and 2025 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

For the Three Months Ended March 31, 2026
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in the Corporation’s Form 10-K for the year ended December 31, 2025.

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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2025, the Corporation selected a forecast which estimates unemployment between 4.48% and 4.78% and GDP year-over-year percentage change between 1.75% and 2.42% over the next four quarters. As of March 31, 2026, the Corporation selected a forecast which estimates unemployment between 4.52% and 4.61% and GDP year-over-year percentage change between 1.76% and 2.89% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended March 31, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,908	$6,381	$2,752	$4,926	$557	$20,754	$414	$37,692
Charge-offs	—	—	—	—	—	(2,331)	—	(2,331)
Recoveries	—	—	—	—	7	161	—	168
Net recoveries (charge-offs)	—	—	—	—	7	(2,170)	—	(2,163)
Provision (credit) for credit losses	62	318	(48)	(532)	38	3,001	121	2,960
Ending balance	$1,970	$6,699	$2,704	$4,394	$602	$21,585	$535	$38,489
Components:
Allowance for credit losses on loans	$1,966	$6,617	$1,678	$4,335	$562	$20,987	$486	$36,631
Allowance for credit losses on unfunded credit commitments	4	82	1,026	59	40	598	49	1,858
Total ACL	$1,970	$6,699	$2,704	$4,394	$602	$21,585	$535	$38,489

	As of and for the Three Months Ended March 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(3,800)	(10)	(3,810)
Recoveries	2	—	—	—	6	390	—	398
Net recoveries (charge-offs)	2	—	—	—	6	(3,410)	(10)	(3,412)
Provision (credit) for credit losses	51	125	(335)	860	(35)	1,886	107	2,659
Ending balance	$1,682	$6,017	$2,491	$5,473	$494	$19,946	$412	$36,515
Components:
Allowance for credit losses on loans	$1,667	$5,961	$1,900	$5,453	$464	$19,421	$370	$35,236
Allowance for credit losses on unfunded credit commitments	15	56	591	20	30	525	42	1,279
Total ACL	$1,682	$6,017	$2,491	$5,473	$494	$19,946	$412	$36,515

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at March 31, 2026 and December 31, 2025. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of March 31, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,966	$6,617	$1,678	$4,335	$562	$15,056	$486	$30,700
Individually evaluated for credit loss	—	—	—	—	—	5,931	—	5,931
Total	$1,966	$6,617	$1,678	$4,335	$562	$20,987	$486	$36,631
Loans and lease receivables:
Collectively evaluated for credit losses	$306,593	$925,425	$213,442	$573,067	$61,332	$1,333,538	$47,223	$3,460,620
Individually evaluated for credit loss	—	—	11,424	4,204	—	24,875	—	40,503
Total	$306,593	$925,425	$224,866	$577,271	$61,332	$1,358,413	$47,223	$3,501,123

	As of December 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,902	$6,306	$1,871	$4,915	$521	$14,439	$373	$30,327
Individually evaluated for credit loss	—	—	—	—	—	5,550	—	5,550
Total	$1,902	$6,306	$1,871	$4,915	$521	$19,989	$373	$35,877
Loans and lease receivables:
Collectively evaluated for credit losses	$293,706	$885,870	$233,979	$567,176	$60,661	$1,249,015	$40,965	$3,331,372
Individually evaluated for credit loss	—	—	14,581	4,292	—	24,982	—	43,855
Total	$293,706	$885,870	$248,560	$571,468	$60,661	$1,273,997	$40,965	$3,375,227

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

The components of total lease expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Operating lease cost	$336	$344
Short-term lease cost	51	54
Variable lease cost	151	141
Total lease cost, net	$538	$539

Quantitative information regarding the Corporation’s operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.81	6.00
Weighted-average discount rate	4.05%	4.04%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2026	$1,221
2027	1,647
2028	1,285
2029	933
2030	841
Thereafter	2,002
Total undiscounted cash flows	7,929
Discount on cash flows	(897)
Total lease liability	$7,032

Note 7 — Other Assets

The Corporation has invested in a number of limited partnerships that provide income tax, financial, and regulatory benefits due to the nature of the partnerships. Our investment in and unfunded commitments to these partnerships are as follows:

	March 31, 2026	December 31, 2025
Investment:	(In Thousands)
Low-Income Housing Tax Credit	$53,237	$48,472
Small Business Investment Company	15,301	14,797
Other Limited Partnerships	3,497	3,128
Historic Rehabilitation Tax Credit	1,769	1,970
Total limited partnership investments	$73,804	$68,367
Unfunded commitment:
Small Business Investment Company	$12,973	$10,973
Other Limited Partnerships	1,243	1,542
Total limited partnership commitments	$14,216	$12,515

A summary of accrued interest receivable and other assets was as follows:

	March 31, 2026	December 31, 2025
	(In Thousands)
Accrued interest receivable	$13,229	$13,100
Net deferred tax asset	13,194	13,176
Investment in limited partnerships	73,804	68,367
Prepaid expenses	5,441	4,791
Other assets	11,188	8,038
Total accrued interest receivable and other assets	$116,856	$107,472

For the three months ended March 31, 2026 and 2025, the Corporation amortized tax credit investments of $1.9 million and $1.6 million, respectively, and recognized tax credits and other benefits for the three months ended March 31, 2026 and 2025 of $2.5 million and $2.1 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	March 31, 2026		December 31, 2025
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$405,281	$428,739	$378,770	$419,691
Interest-bearing transaction accounts	1,170,271	1,220,945	1,103,696	1,018,736
Money market accounts	960,052	925,282	905,773	856,554
Certificates of deposit	260,455	273,635	284,764	236,848
Wholesale deposits	769,943	682,138	707,412	737,253
Total deposits	$3,566,002	$3,530,739	$3,380,415	$3,269,082

A summary of annual maturities of core and wholesale certificates of deposit at March 31, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$492,823
2027	136,744
2028	32,095
2029	19,813
2030	7,635
Thereafter	1,022
$690,132

Wholesale deposits include $429.7 million and $340.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at March 31, 2026, compared to $537.1 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2025. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included above. As of March 31, 2026, the notional amount of derivatives designated as cash flow hedges totaled $444.1 million with a weighted average remaining maturity of 3.04 years and a weighted average rate of 3.66%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $93.1 million at March 31, 2026 and $113.0 million at December 31, 2025.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	March 31, 2026			December 31, 2025
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$248,616	$200,132	3.13%	$197,246	$246,486	3.20%
Line of credit	—	—	—	—	1	4.25
Other borrowings	—	—	—	—	4	—
Subordinated notes and debentures	54,835	54,815	6.42	54,805	54,742	6.43
	$303,451	$254,947	3.84	$252,051	$301,233	3.79

A summary of annual maturities of borrowings at March 31, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$177,099
2027	10,000
2028	10,450
2029	23,902
2030	20,000
Thereafter	62,000
$303,451

The Corporation has entered into derivative contracts hedging a portion of the borrowings included above. As of March 31, 2026, the notional amount of derivatives designated as cash flow hedges totaled $48.4 million with a weighted average remaining maturity of 1.87 years and a weighted average rate of 2.52%.

As of March 31, 2026 and December 31, 2025, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 18, 2026, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 17, 2027.

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

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2026, the Board of Directors declared an aggregate preferred stock dividend of $219,000. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $381,000 and $502,000 at March 31, 2026 and December 31, 2025, respectively, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Balance at the beginning of the period	$502	$645
SBA recourse (benefit) expense	(121)	—
Charge-offs, net	—	(79)
Balance at the end of the period	$381	$566

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	March 31, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,929	$—	$4,929
U.S. government agency securities - government-sponsored enterprises	—	2,311	—	2,311
Municipal securities	—	42,986	—	42,986
Residential mortgage-backed securities - government issued	—	166,905	—	166,905
Residential mortgage-backed securities - government- sponsored enterprises	—	161,661	—	161,661
Commercial mortgage-backed securities - government issued	—	2,053	—	2,053
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,480	—	39,480
Interest rate swaps	—	38,198	—	38,198
Liabilities:
Interest rate swaps	—	35,857	—	35,857

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,901	$—	$4,901
U.S. government agency securities - government-sponsored enterprises	—	2,314	—	2,314
Municipal securities	—	43,892	—	43,892
Residential mortgage-backed securities - government issued	—	166,635	—	166,635
Residential mortgage-backed securities - government- sponsored enterprises	—	162,543	—	162,543
Commercial mortgage-backed securities - government issued	—	2,114	—	2,114
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,688	—	39,688
Interest rate swaps	—	36,515	—	36,515
Liabilities:
Interest rate swaps	—	36,926	—	36,926

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three months ended March 31, 2026 or the year ended December 31, 2025 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	March 31, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$9,156	$9,156
Loan servicing rights	—	—	1,344	1,344

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$8,796	$8,796
Loan servicing rights	—	—	1,317	1,317

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $9.2 million and $8.8 million at March 31, 2026 and December 31, 2025, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 25% - 90% as of the measurement date of March 31, 2026. The weighted average of those unobservable inputs was 51%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	March 31, 2026
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$137,125	$137,125	$137,125	$—	$—
Securities available-for-sale	420,325	420,325	—	420,325	—
Securities held-to-maturity	4,797	4,723	—	4,723	—
Loans held for sale	23,700	25,596	—	25,596	—
Loans and lease receivables, net	3,462,272	3,456,676	—	—	3,456,676
Federal Home Loan Bank stock	11,242	N/A	N/A	N/A	N/A
Accrued interest receivable	13,229	13,229	13,229	—	—
Interest rate swaps	38,198	38,198	—	38,198	—
Financial liabilities:
Deposits	3,566,002	3,567,589	2,882,209	685,380	—
Federal Home Loan Bank advances and other borrowings	303,451	302,412	—	302,412	—
Accrued interest payable	8,875	8,875	8,875	—	—
Interest rate swaps	35,857	35,857	—	35,857	—
Off-balance sheet items:
Standby letters of credit	196	196	—	—	196

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,485	$39,485	$39,485	$—	$—
Securities available-for-sale	422,087	422,087	—	422,087	—
Securities held-to-maturity	5,210	5,141	—	5,141	—
Loans held for sale	18,849	20,357	—	20,357	—
Loans and lease receivables, net	3,337,364	3,330,756	—	—	3,330,756
Federal Home Loan Bank stock	8,940	N/A	N/A	N/A	N/A
Accrued interest receivable	13,100	13,100	13,100	—	—
Interest rate swaps	36,515	36,515	—	36,515	—
Financial liabilities:
Deposits	3,380,415	3,382,348	2,575,431	806,917	—
Federal Home Loan Bank advances and other borrowings	252,051	251,312	—	251,312	—
Accrued interest payable	9,417	9,417	9,417	—	—
Interest rate swaps	36,926	36,926	—	36,926	—
Off-balance sheet items:
Standby letters of credit	197	197	—	—	197

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of March 31, 2026 and December 31, 2025, the credit valuation allowance was $116,000.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheets. The gross amount of the fair value of the dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $35.5 million and gross derivative liability of $6.2 million as of March 31, 2026.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three months ended March 31, 2026 and 2025 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $2.7 million was recognized in other comprehensive income for the three months ended March 31, 2026, and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $5.7 million was recognized in other comprehensive income for the three months ended March 31, 2025, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $39,000 was recognized in other comprehensive income for the three months ended March 31, 2026, and there was no ineffective portion of the hedges. A pre-tax unrealized loss of $165,000 was recognized in other comprehensive income for the three months ended March 31, 2025, and there was no ineffective portion of the hedges.

	As of March 31, 2026
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	58	$614,688	3.41	$6,191
Interest rate swap agreements on loans with third-party counterparties	127	1,207,144	4.17	29,299
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.03	$878
Interest rate swap related to wholesale funding	42	439,489	3.18	1,830
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	69	$592,456	4.95	$35,490
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	5	$53,000	0.87	$367

	As of December 31, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$662,325	3.64	$9,704
Interest rate swap agreements on loans with third-party counter parties	124	1,166,859	4.36	24,854
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.28	$839
Interest rate swap related to wholesale funding	4	48,400	2.12	1,118
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$504,535	5.31	$34,558
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	45	$449,089	3.29	$2,368

Note 14 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin agencies that regulate financial institutions and financial service providers agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its capital and liquidity action plans, which are designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

As of March 31, 2026, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of March 31, 2026
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$473,237	12.15%	$311,645	8.00%	$409,034	10.50%	N/A	N/A
First Business Bank	469,147	12.04	311,657	8.00	409,050	10.50	$389,571	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$379,416	9.74%	$233,734	6.00%	$331,123	8.50%	N/A	N/A
First Business Bank	430,161	11.04	233,743	6.00	331,135	8.50	$311,657	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$367,424	9.43%	$175,300	4.50%	$272,689	7.00%	N/A	N/A
First Business Bank	430,161	11.04	175,307	4.50	272,700	7.00	$253,221	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$379,416	8.93%	$169,962	4.00%	$169,962	4.00%	N/A	N/A
First Business Bank	430,161	10.16	169,423	4.00	169,423	4.00	$211,779	5.00%

	As of December 31, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$463,447	12.24%	$302,917	8.00%	$397,578	10.50%	N/A	N/A
First Business Bank	460,423	12.16	302,929	8.00	397,594	10.50	$378,661	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$370,786	9.79%	$227,188	6.00%	$321,849	8.50%	N/A	N/A
First Business Bank	422,567	11.16	227,197	6.00	321,862	8.50	$302,929	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$358,794	9.48%	$170,391	4.50%	$265,052	7.00%	N/A	N/A
First Business Bank	422,567	11.16	170,398	4.50	265,063	7.00	$246,130	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$370,786	8.86%	$167,376	4.00%	$167,376	4.00%	N/A	N/A
First Business Bank	422,567	10.11	167,237	4.00	167,237	4.00	$209,046	5.00%

(1)
2025 capital amounts include $338,000 of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

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

	As of and for the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Interest income	$61,896	$59,530
Reconciliation of revenue
Other revenues	8,775	7,579
Total consolidated revenues	70,671	67,109
Less: interest expense	26,378	26,272
Segment net interest and non-interest income	44,293	40,837
Less:
Provision for credit losses	2,960	2,659
Compensation expense	18,541	16,747
Other segment items	8,412	7,972
Income tax expense	2,180	2,288
Segment and consolidated net income	$12,200	$11,171

Other segment disclosures:
Interest income	$61,896	$59,530
Interest expense	26,378	26,272
Depreciation, amortization, and accretion	929	871
Other significant noncash item:
Provision for credit losses	2,960	2,659
Segment assets	4,320,855	3,944,879
Expenses for segment assets	26,953	24,719

Reconciliation of assets:
Total assets for reportable segments	$4,320,855	$3,944,879
Other assets	—	—
Total consolidated assets	$4,320,855	$3,944,879

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

Forward-Looking Statements

This report may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Such statements are subject to risks and uncertainties, including among other things:

•
Adverse changes in the economy or business conditions, either nationally or in our markets including, without limitation, inflation, economic downturn, labor shortages, wage pressures, the adverse effects of public health events on the global, national, and local economy, and geopolitical instability and international conflicts that may affect energy prices or otherwise result in market volatility.
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
•
Management's ability to manage growth effectively, including the successful expansion of our client support, administrative infrastructure, and internal management systems.
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

These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and in this report, below, for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. These factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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

Financial Performance Summary

Results as of and for the three months ended March 31, 2026 include:

•
Net income available to common shareholders totaled $12.0 million, or diluted earnings per share of $1.44, for the three months ended March 31, 2026, compared to $11.0 million, or diluted earnings per share of $1.32, for the same period in 2025.
•
Annualized return on average assets (“ROAA”) for the three months ended March 31, 2026 measured 1.13% compared to 1.14% for the same period in 2025.
•
Return on average tangible common equity (“ROATCE”) is defined as net income available to common shareholders divided by average equity less average intangible assets and average preferred stock. ROATCE was 13.55% for the three months ended March 31, 2026, compared to 14.12% for the same period in 2025.
•
Efficiency ratio measured 61.14% for the three months ended March 31, 2026, compared to 60.28% for the same period in 2025.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, for the three months ended March 31, 2026 was $17.2 million, compared to $16.2 million in the same period in 2025.
•
Net interest margin was 3.56% for the three months ended March 31, 2026 compared to 3.69% for the same period in 2025.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $44.3 million for the three months ended March 31, 2026, compared to $40.8 million in the same period in 2025.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 15.16% for the three months ended March 31, 2026 compared to 17.00% for the same period in 2025.

•
Provision for credit losses was $3.0 million for the three months ended March 31, 2026 compared to $2.7 million for the same period in 2025.
•
Total assets at March 31, 2026 increased $239.0 million, or 5.9%, to $4.321 billion from $4.082 billion at December 31, 2025.
•
Period-end gross loans and leases receivable increased $125.9 million, or 14.9% annualized, to $3.501 billion as of March 31, 2026 compared to $3.375 billion as of December 31, 2025. Average gross loans and leases of $3.426 billion increased $240.0 million, or 7.5%, for the three months ended March 31, 2026, compared to $3.186 billion for the same period in 2025.
•
Non-performing assets were $40.5 million and 0.94% of total assets as of March 31, 2026, compared to $43.9 million and 1.07% of total assets as of December 31, 2025.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $797,000 compared to December 31, 2025. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.10% of total loans, compared to 1.12% at December 31, 2025.
•
Period-end core deposits at March 31, 2026 increased $123.1 million, or 18.4% annualized, to $2.796 billion from $2.673 billion as of December 31, 2025. Average core deposits of $2.849 billion increased $485.7 million or 20.6%, for the three months ended March 31, 2026, compared to $2.363 billion for the same period in 2025.
•
Private wealth and trust assets under management and administration increased by $66.1 million, or 6.9% annualized, to $3.881 billion at March 31, 2026, compared to $3.815 billion at December 31, 2025. Private wealth trust assets under management and administration increased $456.2 million, or 13.3%, compared to March 31, 2025.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $3.5 million, or 8.5%, for the three months ended March 31, 2026, compared to the same period in 2025, due to a 6.8% increase in net interest income and a 15.8% increase in non-interest income. The increase in net interest income was primarily driven by increases in average loans and leases outstanding, partially offset by a decrease in net interest margin. The increase in non-interest income was due primarily to increases in commercial loan swap income, private wealth income, bank-owned life insurance income, and service charges on deposits, partially offset by decreases in gains on sale of SBA loans.

The components of top line revenue were as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$35,518	$33,258	$2,260	6.8%
Non-interest income	8,775	7,579	1,196	15.8
Top line revenue	$44,293	$40,837	$3,456	8.5

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Tangible Common Equity (“ROATCE”)

ROAA for the three months ended March 31, 2026 was 1.13%, compared to 1.14% for the three months ended March 31, 2025. The decrease in ROAA was due to a decrease in net interest margin and an increase in operating expense, partially offset by an improved fee income ratio as non-interest income grew at a faster rate than net interest income. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE for the three months ended March 31, 2026 was 13.6%, compared to 14.1% for the three months ended March 31, 2025. The explanation of the decrease in ROATCE is consistent with the ROAA discussion above. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 61.1% for the three months ended March 31, 2026, compared to 60.3% for the three months ended March 31, 2025. The increase in efficiency ratio was primarily due to a decrease in net interest margin and an increase in compensation expense, partially offset by a volume-driven increase in net interest income and an increase in non-interest income. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for three months ended March 31, 2026 were $17.2 million, up 6.1%, compared to $16.2 million for the three months ended March 31, 2025. The increase in PTPP is primarily due to an increase in net interest income and non-interest income. This increase in total revenue was partially offset by an increase in non-interest expense primarily due to an increase in compensation expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings is a non-GAAP measure that allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measures, including ROAA and ROATCE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$26,953	$24,719	$2,234	9.0%
Less:
Net gain on repossessed assets	—	(8)	8	NM
(Recovery) impairment of tax credit investments	(7)	110	(117)	NM
SBA recourse benefit	(121)	—	(121)	NM
Total operating expense (a)	$27,081	$24,617	$2,464	10.0
Net interest income	$35,518	$33,258	$2,260	6.8
Total non-interest income	8,775	7,579	1,196	15.8
Operating revenue (b)	$44,293	$40,837	$3,456	8.5
Efficiency ratio	61.14%	60.28%

Pre-tax, pre-provision adjusted earnings (b-a)	$17,212	$16,220	$992	6.1
Average total assets	$4,248,641	$3,842,368	$406,273	10.6

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three months ended March 31, 2026 compared to the same period in 2025. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended March 31,
	2026 Compared to 2025
	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,853)	$2,183	$330
Commercial and industrial loans(1)	(1,185)	1,867	682
Consumer and other loans(1)	21	1	22
Total loans and leases receivable	(3,017)	4,051	1,034
Mortgage-related securities	61	709	770
Other investment securities	34	37	71
FHLB and FRB Stock	133	(216)	(83)
Short-term investments	(128)	702	574
Total net change in income on interest-earning assets	(2,917)	5,283	2,366
Interest-bearing liabilities
Transaction accounts	(1,174)	2,116	942
Money market accounts	(1,108)	711	(397)
Certificates of deposit	(178)	764	586
Wholesale deposits	(96)	(123)	(219)
Total deposits	(2,556)	3,468	912
FHLB advances	127	(934)	(807)
Other borrowings	(1)	2	1
Total net change in expense on interest-bearing liabilities	(2,430)	2,536	106
Net change in net interest income	$(487)	$2,747	$2,260

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2026 and 2025. The average balances are derived from average daily balances.

	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,071,202	$30,216	5.84%	$1,925,661	$29,886	6.21%
Commercial and industrial loans(1)	1,306,970	25,409	7.78	1,212,656	24,727	8.16
Consumer and other loans(1)	47,579	683	5.74	47,479	661	5.57
Total loans and leases receivable(1)	3,425,751	56,308	6.57	3,185,796	55,274	6.94
Mortgage-related securities(2)	375,989	3,965	4.22	308,656	3,195	4.14
Other investment securities(3)	50,146	280	2.23	43,145	209	1.94
FHLB and FRB stock	9,067	211	9.31	13,623	294	8.63
Short-term investments	128,649	1,132	3.52	51,072	558	4.37
Total interest-earning assets	3,989,602	61,896	6.21	3,602,292	59,530	6.61
Non-interest-earning assets	259,039			240,076
Total assets	$4,248,641			$3,842,368
Interest-bearing liabilities
Transaction accounts	$1,220,945	$8,354	2.74%	$927,250	$7,412	3.20%
Money market accounts	925,282	6,354	2.75	831,598	6,751	3.25
Certificates of deposit	273,635	2,447	3.58	189,547	1,861	3.93
Wholesale deposits	682,138	6,773	3.97	694,431	6,992	4.03
Total interest-bearing deposits	3,102,000	23,928	3.09	2,642,826	23,016	3.48
FHLB advances	200,132	1,567	3.13	305,549	2,374	3.11
Other borrowings	54,815	883	6.44	54,708	882	6.45
Total interest-bearing liabilities	3,356,947	26,378	3.14	3,003,083	26,272	3.50
Non-interest-bearing demand deposit accounts	428,739			414,499
Other non-interest-bearing liabilities	85,304			90,683
Total liabilities	3,870,990			3,508,265
Stockholders’ equity	377,651			334,103
Total liabilities and stockholders’ equity	$4,248,641			$3,842,368
Net interest income		$35,518			$33,258
Interest rate spread			3.06%			3.11%
Net interest-earning assets	$632,655			$599,209
Net interest margin			3.56%			3.69%
Average interest-earning assets to average interest-bearing liabilities	118.85%			119.95%
Return on average assets(4)	1.13%			1.14%
Return on average tangible common equity(4)	13.55%			14.12%
Average equity to average assets	8.89%			8.70%
Non-interest expense to average assets(4)	2.54%			2.57%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning assets or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three months ended March 31, 2026 and 2025. Additionally, adjusted total loans and leases receivable and adjusted total interest-earning assets exclude the volatile impact of fees in lieu of interest ("FILOI").

	For the Three Months Ended March 31,
	2026	2025	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (4)		(Decrease)
Total loans and leases receivable (a)	6.57%	6.94%	(0.37)%
Total interest-earning assets (b)	6.21%	6.61%	(0.40)%
Total core deposits (e)	2.41%	2.71%	(0.30)%
Total bank funding (f)	2.73%	3.02%	(0.29)%
Net interest margin (g)	3.56%	3.69%	(0.13)%

Effective fed funds rate (3)(i)	3.64%	4.33%	(0.69)%

Beta Calculations:
Total loans and leases receivable (a)/(i)			53.6%
Total interest-earning assets (b)/(i)			58.0%
Total core deposits (e)/(i)			43.5%
Total bank funding (2)(f)/(i)			42.0%

(1)
Excluding fees in lieu of interest.
(2)
Total bank funding represents total deposits plus FHLB advances.
(3)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) from FRED, Federal Reserve Bank of St. Louis.
(4)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three Months Ended March 31, 2026 and 2025

Net interest income increased $2.3 million, or 6.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in net interest income primarily reflected increases in average gross loans and leases, partially offset by lower net interest margin. Average gross loans and leases for the three months ended March 31, 2026 increased $240.0 million, or 7.5%, compared to the three months ended March 31, 2025.

The yield on average interest-earning assets for the three months ended March 31, 2026, was 6.21%, compared to 6.61% for the three months ended March 31, 2025. The decrease in yield was primarily due to the decrease in short-term market rates.

The average rate paid on total interest-bearing liabilities was 3.14% for the period ended March 31, 2026, a decrease from 3.50% for the period ended March 31, 2025. Total interest-bearing liabilities includes interest-bearing deposits, FHLB advances, subordinated and junior subordinated notes and debentures payable, federal funds purchased, and other borrowings. The average rates paid decreased due to lower short-term interest rates and the replacement of maturing wholesale funds which were at higher fixed rates.

Net interest margin decreased to 3.56% for the three months ended March 31, 2026, compared to 3.69% for the three months ended March 31, 2025. The decrease in net interest margin was primarily due to the decline in short-term earning asset yields outpacing the decline in total bank funding costs. Additionally, the year-over-year increase in non-performing assets contributed to three basis points of decline in net interest margin.

Management believes its success in growing core deposits, disciplined loan pricing, and increased production in existing higher-yielding commercial lending products will allow the Corporation to achieve a net interest margin that supports its long-term profitability goals. The collection of fees in lieu of interest (e.g. prepayment fees and asset-based loan fees) is an expected source of volatility to quarterly net interest income and net interest margin. In addition, net interest margin may also experience volatility due to events such as the collection of interest on loans previously in non-accrual status or the accumulation of significant short-term deposit inflows.

The Corporation maintains a target for net interest margin in the range of 3.60% - 3.65%. Performance in future periods will vary due to factors such as the level of fees in lieu of interest and the timing, pace, and scale of future interest rate changes.

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

The following table shows the components of the provision for credit losses for the three months ended March 31, 2026 compared to the same period in 2025.

	For the Three Months Ended March 31,
	2026	2025
	(In Thousands)
Change in qualitative factors	$(706)	$(355)
Change in quantitative factors	10	1,560
Charge-offs	2,331	3,810
Recoveries	(168)	(398)
Change in reserves on individually evaluated loans, net	382	(2,495)
Change due to loan growth, net	1,068	741
Change in unfunded credit commitment reserves	43	(204)
Total provision for credit losses	$2,960	$2,659

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

Comparison of Non-Interest Income for the Three Months Ended March 31, 2026 and 2025

Non-Interest Income

Non-interest income for the three months ended March 31, 2026 increased $1.2 million, or 15.8%, to $8.8 million compared to $7.6 million for the same period in 2025. The increase in total non-interest income was primarily driven by increases in commercial loan swap fees, private wealth fee income, bank-owned life insurance income, and service charges on deposits, offset by a decrease in gains on sale of SBA loans.

Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 19.8% of total revenues for the three months ended March 31, 2026, compared to 18.6% for the three months ended March 31, 2025.

The components of non-interest income were as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$3,877	$3,492	$385	11.0%
Gain on sale of SBA loans	592	963	(371)	(38.5)
Service charges on deposits	1,318	1,048	270	25.8
Loan fees	436	388	48	12.4
Bank-owned life insurance policy income	757	437	320	73.2
Swap fees	628	113	515	455.8
Other non-interest income	1,167	1,138	29	2.5
Total non-interest income	$8,775	$7,579	$1,196	15.8
Fee income ratio(1)	19.8%	18.6%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Commercial loan swap fee income increased $515,000 for the three months ended March 31, 2026, compared to the same period in 2025. Swap fee income varies period to period based on loan activity and the interest rate environment.

Private wealth fee income increased $385,000, or 11.0% for the three months ended March 31, 2026, compared to the same period in 2025. Private wealth fee income was up compared to the prior year primarily due to an increase in assets under management and administration. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility in the capital markets. As of March 31, 2026, private wealth and trust assets under management and administration increased $456.2 million, or 13.3%, totaling $3.881 billion compared to $3.425 billion as of March 31, 2025, due to an increase in market values, new clients, and new money from existing clients.

Bank-owned life insurance policy income increased $320,000, or 73.2%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to the purchase of new policies in the second quarter of 2025, with an aggregate cash surrender value of $24.5 million.

Service charges on deposits increased $270,000, or 25.8% for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by new and expanded core deposit relationships and a reduction in earnings credit rates. Treasury management business development efforts remain robust as gross treasury management service charges increased $148,000, or 9.1%, for the three months ended March 31, 2026, compared to the same period in 2025. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Gain on sale of SBA loans decreased $371,000, or 38.5%, for the three months ended March 31, 2026, compared to the same period in 2025. Gain on sale of SBA loans varies period to period based on the amount of closed and fully funded loans.

Comparison of Non-Interest Expense for the Three Months Ended March 31, 2026 and 2025

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2026 increased $2.2 million, or 9.0%, compared to the same periods in 2025. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings section above, increased $2.5 million, or 10.0%, for the three months ended March 31, 2026, compared to the same periods in 2025. The increase in operating expense was primarily due to an increase in compensation expense.

The components of non-interest expense were as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Compensation	$18,541	$16,747	$1,794	10.7%
Occupancy	588	590	(2)	(0.3)
Professional fees	1,446	1,459	(13)	(0.9)
Data processing	1,270	1,082	188	17.4
Marketing	711	968	(257)	(26.5)
Equipment	407	376	31	8.2
Computer software	1,921	1,603	318	19.8
FDIC insurance	909	780	129	16.5
Other non-interest expense	1,160	1,114	46	4.1
Total non-interest expense	$26,953	$24,719	$2,234	9.0
Total operating expense(1)	$27,081	$24,617	$2,464	10.0
Actual full-time equivalent employees	378	354

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three months ended March 31, 2026 increased $1.8 million, or 10.7%, compared to the same period in 2025. Growth reflects increases in average FTEs, salaries, individual incentive compensation, and the acceleration of deferred compensation related to the CEO retirement. Successful hiring efforts to secure talent resulted in average full-time equivalent employees for the three months ended March 31, 2026 increasing to 373, up 5.7%, compared to 353 for the three months ended March 31, 2025.

Computer software expense increased $318,000, or 19.8%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

Data processing expense increased $188,000, or 17.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to a change in credit card vendor and core provider costs commensurate with an increase in transactions, accounts, and clients.

FDIC insurance expense increased $129,000, or 16.5%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to an increase in assessment rate related to an increase in non-performing assets and wholesale deposits.

Marketing expense decreased $257,000, or 26.5%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to timing of projects. Management expects marketing spend for full year 2026 to be in line with prior year spend.

Income Taxes

Income tax expense totaled $2.2 million for the three months ended March 31, 2026 compared to $2.3 million for the same period in 2025. Income tax expense included a $578,000 net benefit from tax credit investments compared to $459,000 for the same period in 2025. The effective tax rate for the three months ended March 31, 2026 was 15.2%, compared to 17.0% for the same period in 2025. The change in tax expense reflects updated tax credit partnership estimates and timing of stock compensation vesting activity. The Corporation expects to report an effective tax rate between 16% and 18% for 2026.

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before taxes and adjusting for discrete items. The rate is based on the most recent annualized forecast of pre-tax income, book versus tax differences, and tax credits, if any. If we conclude that a reliable estimated annual effective tax rate cannot be determined, the actual effective tax rate for the year-to-date period may be used. We re-evaluate the income tax rates each quarter and the current projected effective tax rate for the entire year may change.

Financial Condition

General

Total assets increased by $239.0 million, or 5.9%, to $4.321 billion as of March 31, 2026 compared to $4.082 billion at December 31, 2025. The increase in total assets was primarily driven by increases in loans and leases receivable and short-term investments. Total liabilities increased by $230.5 million, or 6.2%, to $3.941 billion at March 31, 2026 compared to $3.710 billion at December 31, 2025. The increase in total liabilities was primarily due to an increase in core deposits. Total stockholders’ equity increased by $8.5 million, or 2.3%, to $380.1 million at March 31, 2026 compared to $371.6 million at December 31, 2025. The increase in total stockholders’ equity was primarily due to the retention of earnings partially offset by dividends paid to common and preferred stockholders.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $1.8 million to $32.6 million at March 31, 2026 from $30.8 million at December 31, 2025. Short-term investments increased by $95.9 million to $104.6 million at March 31, 2026 from $8.7 million at December 31, 2025. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. The increase compared to prior year-end is primarily due to cash management activity, including loan funding and deposit activity. As of March 31, 2026 and December 31, 2025, interest-bearing deposits held at the FRB were $103.6 million and $7.7 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities

Total securities, including available-for-sale and held-to-maturity, decreased by $2.2 million, or 0.5%, to $425.1 million, or 9.8% of total assets at March 31, 2026 compared to $427.3 million or 10.5% of total assets at December 31, 2025. During the three months ended March 31, 2026, the Corporation recognized unrealized losses of $3.2 million before income taxes through other comprehensive income, compared to unrealized gains of $4.7 million for the same period in 2025. The unrealized losses in the current period were driven by changes in market interest rates. As of March 31, 2026 and December 31, 2025, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 4.6 and 4.7 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of March 31, 2026.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $124.9 million, or 15.0% annualized, to $3.462 billion at March 31, 2026 from $3.337 billion at December 31, 2025 primarily driven by commercial and industrial loan growth. Management expects to continue to manage loan growth towards our long term target of 10%.

Commercial and Industrial ("C&I") loans increased $84.4 million, or 26.5% annualized, to $1.358 billion compared to December 31, 2025. The increase was due to growth across our bank markets and in asset based lending.

Total commercial real estate (“CRE”) loans increased $35.2 million to $2.095 billion. The increase was primarily due to growth across our bank markets.

CRE loans represented 59.9% and 61.0% of our total loans as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, 14.6% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2025. We consider the owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

We continue to actively pursue C&I loans across the Corporation as this segment of our loan and lease portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates more opportunities for core deposit, treasury management, and private wealth management relationships which generate additional fee revenue.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of March 31,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$306,593	8.8%	$293,706	8.7%
Commercial real estate — non-owner occupied	925,425	26.4	885,870	26.2
Construction and land development	224,866	6.4	248,560	7.4
Multi-family	577,271	16.5	571,468	16.9
1-4 family	61,332	1.8	60,661	1.8
Total commercial real estate	2,095,487	59.9	2,060,265	61.0
Commercial and industrial	1,358,413	38.8	1,273,997	37.8
Consumer and other	47,223	1.3	40,965	1.2
Total gross loans and leases receivable	3,501,123	100.0%	3,375,227	100.0%
Less:
Allowance for credit losses	36,631		35,877
Deferred loan fees and costs, net	2,220		1,986
Loans and leases receivable, net	$3,462,272		$3,337,364

Below is a view of selected loan portfolios disaggregated by North American Industry Classification (“NAICs”) code as of March 31, 2026:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	5%	30%	21%	11%	33%	100%
Commercial real estate — non- owner occupied	78% (1)	—%	9%	2%	11%	100%
Commercial and industrial	5%	28%	18%	6%	43%	100%

(1)
Includes approximately $302.6 million of office real estate, or 8.6% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of March 31,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Deposits	Amount Outstanding	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$405,281	11.4%	$378,770	11.2%
Interest-bearing transaction accounts	1,170,271	32.8	1,103,696	32.7
Money market accounts	960,052	26.9	905,773	26.8
Certificates of deposit	260,455	7.3	284,764	8.4
Wholesale deposits	769,943	21.6	707,412	20.9
Total deposits	$3,566,002	100.0%	$3,380,415	100.0%

Uninsured deposits	$1,237,344		$1,220,177
Less: uninsured deposits collateralized by pledged assets or letters of credit	59,613		68,656
Total uninsured, net of collateralized deposits	$1,177,731	33.0%	$1,151,521	34.1%

As of March 31, 2026, total period-end deposits increased by $185.6 million, or 22.0% annualized, to $3.566 billion from $3.380 billion at December 31, 2025. As of March 31, 2026, total period-end core deposits increased $123.1 million, or 18.4% annualized, to $2.796 billion, compared to $2.673 billion at December 31, 2025. Core deposits are considered all deposits that are not wholesale deposits. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will continue to contribute to a net increase in core deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits increased $485.7 million, or 20.6%, to $2.849 billion for the three months ended March 31, 2026 compared to $2.363 billion for the three months ended March 31, 2025.

FHLB Advances and Other Borrowings

As of March 31, 2026, FHLB advances and other borrowings increased by $51.4 million, or 20.4%, to $303.5 million from $252.1 million at December 31, 2025. The increase was primarily driven by liquidity management considerations. The increase also supported interest rate risk management through match-funding of fixed-rate assets to enhance funding flexibility and help stabilize net interest margin. Average FHLB advances and other borrowings decreased by $105.3 million, or 29.2%, to $254.9 million from $360.2 million at March 31, 2025. The decrease is primarily due to funding needs being met by growth in deposits.

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

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of March 31, 2026 and December 31, 2025.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three months ended March 31, 2026, the Corporation paid $219,000 in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of March 31, 2026, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.207 billion, compared to $1.167 billion as of December 31, 2025. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between June 2026 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of March 31, 2026, the commercial borrower swaps were reported on the Unaudited Consolidated Balance Sheets as a derivative asset of $6.2 million and liability of $35.5 million compared to a derivative asset of $9.7 million and liability of $34.6 million as of December 31, 2025. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between June 2026 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Unaudited Consolidated Balance Sheets as a net derivative asset of $29.3 million as of March 31, 2026, compared to a net derivative asset of $24.9 million as of December 31, 2025. The gross amounts of the fair value of the dealer counterparty swaps as of March 31, 2026, without regard to the enforceable master netting agreement, was a gross derivative liability of $6.2 million and gross derivative asset of $35.5 million, compared to a gross derivative liability of $9.7 million and gross derivative asset of $34.6 million as of December 31, 2025.

The Bank also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of March 31, 2026, the aggregate notional value of interest rate swaps designated as cash flow hedges was $492.5 million. These interest rate swaps mature between April 2026 and February 2041. A pre-tax unrealized gain of $2.7 million was recognized in other comprehensive income for the three months ended March 31, 2026, and there was no ineffective portion of these hedges.

The Bank also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of March 31, 2026, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $39,000 was recognized in other comprehensive income for the three months ended March 31, 2026, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction and land development	11,424	14,581
Multi-family	4,204	4,292
1-4 family	—	—
Total non-accrual commercial real estate	15,628	18,873
Commercial and industrial	24,875	24,982
Consumer and other	—	—
Total non-accrual loans and leases	40,503	43,855
Repossessed assets, net	—	—
Total non-performing assets	$40,503	$43,855

Total non-accrual loans and leases to gross loans and leases	1.16%	1.30%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	1.16	1.30
Total non-performing assets to total assets	0.94	1.07
Allowance for credit losses to gross loans and leases	1.10	1.12
Allowance for credit losses to non-accrual loans and leases	95.03	85.95

Non-performing assets decreased $3.4 million, to $40.5 million at March 31, 2026, compared to $43.9 million at December 31, 2025. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.16% and 1.30% at March 31, 2026 and December 31, 2025, respectively. The decline was primarily due to the sale at par of a land development CRE non-accrual loan within a previously identified southeast Wisconsin-based client relationship.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets were 0.94% and 1.07% at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the payment performance of our loans and leases did not indicate any new areas of concern, as 98.8% and 98.7%, respectively, of the total portfolio at the end of each period was in current payment status.

We reviewed loans and leases with exposure to certain industries as of March 31, 2026:

•
Transportation, Equipment Finance: $18.1 million, or 0.5%, of total loans - Management considered the following: $1.5 million, or 8.5%, of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation, excluding Equipment Finance: $44.1 million or 1.3% of total loans - Management considered the following: One borrower with a balance of $5.7 million, or 13.0%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $302.6 million, or 8.6%, of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $568.9 million, or 16.2%, of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

As of March 31, 2026, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2026	2025	2025
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$25,416	$10,570	$29,525
Individually evaluated loans and leases with specific reserves required	15,087	13,486	14,330
Total individually evaluated loans and leases	40,503	24,056	43,855
Less: Specific reserves (included in allowance for credit losses)	5,931	6,423	5,550
Net carrying value of non-accrual loans and leases	$34,572	$17,633	$38,305
Average non-accrual loans and leases	$45,198	$27,228	$26,567

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $797,000, or 2.1%, to $38.5 million as of March 31, 2026 from $37.7 million as of December 31, 2025. The allowance for credit losses as a percentage of gross loans and leases was 1.10% as of March 31, 2026 compared to 1.12% as of December 31, 2025.

During the three months ended March 31, 2026, we recorded net charge-offs of $2.2 million, comprised of $2.3 million of charge-offs and $168,000 of recoveries, compared to net charge-offs of $3.4 million, comprised of $3.8 million of charge-offs and $398,000 of recoveries during the three months ended March 31, 2025. Charge-offs on Equipment Finance loans were higher in the three months ended March 31, 2025 due to a change in policy which accelerated charge-offs by approximately one quarter. Management believes this change better reflects the impact of an accelerated collection and liquidation process. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

As of March 31, 2026 and December 31, 2025, our ratio of allowance for credit losses to total non-accrual loans and leases was 95.0% and 86.0%, respectively. This ratio increased primarily due to a decrease in non-accrual loans primarily driven by the sale of a non-accrual loan and increase in ACL reserves primarily driven by an increase in general reserves due to loan growth. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded and unfunded loan and lease portfolio was $38.5 million, or 1.10% of gross loans and leases, at March 31, 2026 compared to $37.7 million, or 1.12% of gross loans and leases, at December 31, 2025. The decrease in this ratio is due to lower general reserves as a percentage of total loans primarily due to lower qualitative factors. Given the ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The following represents additional information regarding our allowance for credit losses:

	As of
	March 31, 2026		December 31, 2025		September 30, 2025		June 30, 2025
	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases
Allowance for credit losses:
Loans collectively evaluated	$30,700	0.88%	$30,327	0.90%	$31,065	0.93%	$30,685	0.94%
Loans individually evaluated	5,931	0.17%	5,550	0.16%	5,625	0.17%	6,176	0.19%
Unfunded commitments reserve	1,858		1,815		1,692		1,349
Total	38,489	1.10%	37,692	1.12%	38,382	1.15%	38,210	1.18%
Loans and lease receivables:	$3,498,903		$3,373,241		$3,334,956		$3,250,925

The following is a summary of the activity in the allowance for credit losses:

	As of and for the Three Months Ended March 31,
	2026	2025
	(Dollars in Thousands)
Allowance at beginning of period	$37,692	$37,268
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	—	—
Commercial and industrial	(2,331)	(3,800)
Consumer and other	—	(10)
Total charge-offs	(2,331)	(3,810)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	2
Commercial real estate — non-owner occupied	—	—
Construction and land development	—	—
Multi-family	—	—
1-4 family	7	6
Commercial and industrial	161	390
Consumer and other	—	—
Total recoveries	168	398
Net charge-offs	(2,163)	(3,412)
Provision for credit losses	2,960	2,659
Allowance at end of period	$38,489	$36,515
Components:
Allowance for credit losses on loans	$36,631	$35,236
Allowance for credit losses on unfunded credit commitments	1,858	1,279
Total ACL	$38,489	$36,515
Annualized net charge offs (recoveries) as a percentage of average gross loans and leases	0.25%	0.43%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at March 31, 2026 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on March 31, 2026. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

The Bank maintains liquidity by obtaining funds from several sources. The Bank’s primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, deposits, and other borrowings, such as federal funds, and FHLB advances. The scheduled payments of loans and mortgage-related securities are generally a predictable source of funds. Deposit flows and loan prepayments, however, are influenced by market interest rates, economic and industry conditions, and competition.

Sources of liquidity

	As of
(in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Short-term investments	$104,565	$8,714	$8,074	$72,520	$136,033
Collateral value of unencumbered pledged loans	968,320	992,398	906,042	893,499	973,494
Market value of unencumbered securities	387,700	388,474	376,783	347,196	324,365
Readily accessible liquidity	1,460,585	1,389,586	1,290,899	1,313,215	1,433,892

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity[1]	806,268	775,851	732,951	645,843	477,468
Total liquidity	$2,311,853	$2,210,437	$2,068,850	$2,004,058	$1,956,360
Total uninsured deposits, net of collateralized deposits	1,177,731	1,151,521	1,028,307	1,001,519	1,046,003

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical measure of our ability to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity increased $71.0 million from December 31, 2025 due primarily to an increase in short-term investments. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity.

We had $1.019 billion of outstanding wholesale funds at March 31, 2026, compared to $904.7 million of wholesale funds as of December 31, 2025, which represented 26.7% and 25.3%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances and brokered deposits. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. Term wholesale funds are stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. Non-maturity wholesale deposits are also stable as the Bank has developed relationships with reliable providers and the term of the deposit is typically agreed upon by both parties. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

We will continue to use term wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of March 31, 2026.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended March 31, 2026. In the event that there is a disruption in the availability of wholesale funds at maturity, the

Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. These potential funding sources include deposits maintained at the FRB or Federal Reserve Discount Window utilizing currently unencumbered securities and acceptable loans as collateral. As of March 31, 2026, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

The Corporation has a shelf registration statement on file with the Securities and Exchange Commission that would allow the Corporation to offer and sell, from time to time and in one or more offerings, up to $100.0 million in aggregate initial offering price of common and preferred stock, debt securities, warrants, units, or depository shares, or any combination thereof. The Corporation has in recent years, and may from time to time in the future, raise capital through the sale of debt or equity securities in private placements exempt from registration under federal securities laws.

During the three months ended March 31, 2026, operating activities resulted in a net cash inflow of $3.1 million, which included net income of $12.2 million. Net cash used by investing activities for the three months ended March 31, 2026 was $138.5 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in tax credit investments. Net cash provided by financing activities was $233.1 million for the three months ended March 31, 2026 primarily due to a net increase in deposits and FHLB advances. Please refer to the Unaudited Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2026, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

The primary technique we use to measure interest rate risk is simulation of earnings. In this measurement technique the balance sheet is modeled as an ongoing entity whereby future growth, pricing, and funding assumptions are utilized. These assumptions are modeled under different rate scenarios that include a simultaneous, instant, and sustained change in interest rates. The Bank updates its interest rate risk exposure model quarterly to reflect interest rate assumptions, including those for indeterminable maturity deposits (transaction accounts and money market accounts). With short-term rates changing, deposit pricing can vary by product and client. These assumptions have been developed through a combination of historical analysis and projection of future expected pricing behavior. This modeling indicated interest rate sensitivity as follows:

	Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	March 31, 2026	December 31, 2025
Down 300	(1.58)%	(3.26)%
Down 200	(0.52)	(0.94)
Down 100	(0.31)	(0.47)
No Change	—	—
Up 100	0.25	0.72
Up 200	0.44	1.34
Up 300	0.61	1.95

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Item 1A. to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of March 31, 2026, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	13,906	58.36	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Total	13,906	$58.36	—	92,713

(1)
During the first quarter of 2026, the Corporation repurchased an aggregate 13,906 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchase under the April 26, 2024 share repurchase program was calculated by dividing the closing stock price on March 31, 2026 of $53.93 by the $5.0 million remaining capacity.

Item 5. Other Information

During the three months ended March 31, 2026, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
April 24, 2026	/s/ Corey A. Chambas
Corey A. Chambas
Chief Executive Officer

April 24, 2026	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)