Form 10-Q
period 2026-06-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2026-07-31
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on July 27, 2026 was 8,368,320 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$32,064	$30,771
Short-term investments	131,294	8,714
Cash and cash equivalents	163,358	39,485
Securities available-for-sale, at fair value	409,692	422,087
Securities held-to-maturity, at amortized cost	4,674	5,210
Loans held for sale	—	18,849
Loans and leases receivable, net of allowance for credit losses of $37,393 and $35,877, respectively	3,548,222	3,337,364
Premises and equipment, net	4,328	4,669
Right-of-use assets, net	4,787	5,317
Bank-owned life insurance	85,533	83,994
Federal Home Loan Bank stock, at cost	13,173	8,940
Goodwill and other intangible assets	11,933	11,985
Derivatives	45,827	36,515
Accrued interest receivable and other assets	118,477	107,472
Total assets	$4,410,004	$4,081,887
Liabilities and Stockholders’ Equity
Deposits	$3,592,165	$3,380,415
Federal Home Loan Bank advances and other borrowings	346,794	252,051
Lease liabilities	6,698	7,361
Derivatives	39,733	36,926
Accrued interest payable and other liabilities	29,307	33,549
Total liabilities	4,014,697	3,710,302
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at June 30, 2026 and December 31, 2025	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,565,153 and 9,493,274 shares issued, 8,368,320 and 8,325,376 shares outstanding at June 30, 2026 and December 31, 2025, respectively	97	96
Additional paid-in capital	98,111	96,487
Retained earnings	327,028	305,536
Accumulated other comprehensive loss	(7,446)	(9,740)
Treasury stock, 1,196,833 and 1,167,898 shares at June 30, 2026 and December 31, 2025, respectively, at cost	(34,475)	(32,786)
Total stockholders’ equity	395,307	371,585
Total liabilities and stockholders’ equity	$4,410,004	$4,081,887

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$60,010	$56,621	$116,317	$111,895
Securities	4,220	3,783	8,465	7,187
Short-term investments	791	878	2,134	1,730
Total interest income	65,021	61,282	126,916	120,812
Interest expense
Deposits	23,105	24,257	47,033	47,273
Federal Home Loan Bank advances and other borrowings	3,774	3,241	6,224	6,497
Total interest expense	26,879	27,498	53,257	53,770
Net interest income	38,142	33,784	73,659	67,042
Provision for credit losses	2,066	2,701	5,027	5,360
Net interest income after provision for credit losses	36,076	31,083	68,632	61,682
Non-interest income
Private wealth management service fees	4,257	3,748	8,134	7,240
Gain on sale of Small Business Administration loans	—	397	592	1,360
Service charges on deposits	1,336	1,103	2,653	2,152
Loan fees	528	424	964	812
Bank-owned life insurance policy income	757	615	1,514	1,051
Swap fees	162	170	790	283
Other non-interest income	1,529	798	2,698	1,936
Total non-interest income	8,569	7,255	17,345	14,834
Non-interest expense
Compensation	18,462	16,534	37,003	33,281
Occupancy	638	564	1,226	1,155
Professional fees	1,493	1,487	2,938	2,946
Data processing	1,482	1,368	2,752	2,450
Marketing	840	1,062	1,551	2,030
Equipment	351	335	758	711
Computer software	1,958	1,656	3,879	3,259
FDIC insurance	819	834	1,729	1,614
Other non-interest expense	1,806	1,128	2,966	2,241
Total non-interest expense	27,849	24,968	54,802	49,687
Income before income tax expense	16,796	13,370	31,175	26,829
Income tax expense	1,216	1,948	3,395	4,236
Net income	15,580	11,422	27,780	22,593
Preferred stock dividend	219	219	438	438
Net income available to common shareholders	$15,361	$11,203	$27,342	$22,155
Earnings per common share
Basic	$1.84	$1.35	$3.28	$2.66
Diluted	1.84	1.35	3.28	2.66
Dividends declared per share	0.34	0.29	0.68	0.58

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net income	$15,580	$11,422	$27,780	$22,593
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities (losses) gains arising during the period	(855)	2,534	(4,036)	7,219
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	—	1	—	1
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	3,754	(3,206)	6,505	(9,108)
Income tax (expense) benefit	(149)	238	(175)	509
Total other comprehensive income (loss)	2,750	(433)	2,294	(1,379)
Comprehensive income	$18,330	$10,989	$30,074	$21,214

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589
Net income	—	—	—	—	11,171	—	—	11,171
Other comprehensive loss	—	—	—	—	—	(946)	—	(946)
Share-based compensation - restricted shares and employee stock purchase plan	21,914	—	1	650	—	—	—	651
Issuance of common stock under the employee stock purchase plan	841	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,442)	—	—	(2,442)
Treasury stock purchased	(14,716)	—	—	—	—	—	(777)	(777)
Balance at March 31, 2025	8,301,967	$11,992	$96	$94,231	$274,288	$(12,371)	$(32,173)	$336,063
Net income	—	—	—	—	11,422	—	—	11,422
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)
Share-based compensation - restricted shares and employee stock purchase plan	33,654	—	—	926	—	—	—	926
Issuance of common stock under the employee stock purchase plan	791	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,414)	—	—	(2,414)
Treasury stock purchased	(12,942)	—	—	—	—	—	(586)	(586)
Balance at June 30, 2025	8,323,470	$11,992	$96	$95,193	$283,077	$(12,804)	$(32,759)	$344,795

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2025	8,325,376	$11,992	$96	$96,487	$305,536	$(9,740)	$(32,786)	$371,585
Net income	—	—	—	—	12,200	—	—	12,200
Other comprehensive loss	—	—	—	—	—	(456)	—	(456)
Share-based compensation - restricted shares and employee stock purchase plan	31,357	—	—	647	—	—	—	647
Issuance of common stock under the employee stock purchase plan	692	—	—	33	—	—	—	33
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.34 per share)	—	—	—	—	(2,899)	—	—	(2,899)
Treasury stock purchased	(13,906)	—	—	—	—	—	(811)	(811)
Balance at March 31, 2026	8,343,519	$11,992	$96	$97,167	$314,618	$(10,196)	$(33,597)	$380,080
Net income	—	—	—	—	15,580	—	—	15,580
Other comprehensive income	—	—	—	—	—	2,750	—	2,750
Share-based compensation - restricted shares and employee stock purchase plan	39,253	—	1	911	—	—	—	912
Issuance of common stock under the employee stock purchase plan	577	—	—	33	—	—	—	33
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.34 per share)	—	—	—	—	(2,951)	—	—	(2,951)
Treasury stock purchased	(15,029)	—	—	—	—	—	(878)	(878)
Balance at June 30, 2026	8,368,320	$11,992	$97	$98,111	$327,028	$(7,446)	$(34,475)	$395,307

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(In Thousands)
Operating activities
Net income	$27,780	$22,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(553)	735
Provision for credit losses	5,027	5,360
Depreciation, amortization and accretion, net	1,897	1,821
Share-based compensation	1,559	1,577
Net loss on sale of tax credit investments	545	60
Amortization of tax credit investments	3,782	3,057
Bank-owned life insurance policy income	(1,514)	(1,051)
Origination of loans for sale	(76,589)	(88,044)
Sale of loans originated for sale	96,030	90,487
Gain on sale of loans originated for sale	(592)	(1,360)
Net gain on repossessed assets	—	(4)
Return on investment in limited partnerships	295	834
Excess tax benefit from share-based compensation	366	229
Net payments on operating lease liabilities	(805)	(784)
Net (decrease) increase in accrued interest receivable and other assets	(11,019)	14,494
Net decrease (increase) in accrued interest payable and other liabilities	636	(22,858)
Net cash provided by operating activities	46,845	27,146
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	39,875	26,885
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	533	1,022
Purchases of available-for-sale securities	(31,249)	(60,690)
Proceeds from sale of repossessed assets	—	24
Net increase in loans and leases	(215,575)	(142,215)
Investments in limited partnerships	(1,548)	(1,472)
Returns of investments in limited partnerships	8	712
Investment in tax credit investments	(9,292)	(12,673)
Distributions from tax credit investments	140	26
Proceeds from sale of tax credit investments	69	2,483
Investment in Federal Home Loan Bank stock	(17,123)	(19,910)
Proceeds from the sale of Federal Home Loan Bank stock	12,890	21,499
Purchases of leasehold improvements and equipment, net	(299)	(410)
Proceeds from sale of leasehold improvements and equipment	42	—
Purchases of bank owned life insurance policies	(25)	(24,500)
Net cash used in investing activities	(221,554)	(209,219)
Financing activities
Net increase in deposits	211,750	198,082
Repayment of Federal Home Loan Bank advances	(576,328)	(966,377)
Proceeds from Federal Home Loan Bank advances	671,011	922,412
Net increase in long-term borrowed funds	60	47
Cash dividends paid	(5,850)	(4,856)
Preferred stock dividends paid	(438)	(438)
Proceeds from issuance of common stock under ESPP	66	72
Purchase of treasury stock	(1,689)	(1,363)
Net cash provided by financing activities	298,582	147,579
Net increase (decrease) in cash and cash equivalents	123,873	(34,494)
Cash and cash equivalents at the beginning of the period	39,485	157,702
Cash and cash equivalents at the end of the period	$163,358	$123,208
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$53,676	$53,908
Net income taxes paid	3,551	381

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

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$15,580	$11,422	$27,780	$22,593
Less: preferred stock dividends	219	219	438	438
Less: earnings allocated to participating securities	233	207	462	443
Basic earnings allocated to common shareholders	$15,128	$10,996	$26,880	$21,712
Weighted-average common shares outstanding, excluding participating securities	8,208,002	8,141,159	8,201,585	8,149,600
Basic earnings per common share	$1.84	$1.35	$3.28	$2.66
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$15,128	$10,996	$26,880	$21,712
Weighted-average diluted common shares outstanding, excluding participating securities	8,208,002	8,141,159	8,201,585	8,149,600
Diluted earnings per common share	$1.84	$1.35	$3.28	$2.66

Note 3 — Share-Based Compensation

The Corporation adopted the 2026 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2026. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of June 30, 2026, 295,507 shares were available for future grants under the Plan, as amended. Shares covered by awards that are canceled, forfeited or expire will again be available for the grant of awards under the Plan.

Restricted Stock

Under the Plan, the Corporation may grant restricted stock awards (“RSA”), restricted stock units (“RSU”), and other stock-based awards to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, RSA participants may exercise full voting rights and will receive all dividends and other distributions paid with respect to the restricted shares. RSUs do not have voting rights. RSUs granted prior to 2023 are provided dividend equivalents concurrent with dividends paid to shareholders while RSUs granted in 2023 and after will accrue dividend equivalents payable upon vesting. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally three to five years for the entire award on a straight-line basis. Upon vesting of restricted stock, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.

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

Restricted stock activity for the year ended December 31, 2025 and the six months ended June 30, 2026 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2024	28,896	$30.09	49,630	$42.24	80,161	$36.04	158,687	$36.77
Granted (1)	—	—	12,195	63.61	45,789	51.39	57,984	53.92
Vested	(20,280)	28.74	(15,825)	42.70	(32,376)	37.56	(68,481)	37.21
Forfeited	(976)	33.60	—	—	(2,468)	41.48	(3,444)	40.79
Nonvested balance as of December 31, 2025	7,640	33.76	46,000	47.31	91,106	43.03	144,746	43.87
Granted (1)	—	—	9,575	63.60	46,729	56.75	56,304	57.91
Vested	(7,362)	33.59	(16,780)	40.26	(37,660)	42.48	(61,802)	40.70
Forfeited	—	—	—	—	(8,236)	46.47	(8,236)	46.47
Nonvested balance as of June 30, 2026	278	$38.24	38,795	$54.38	91,939	$50.00	131,012	$51.27
Unrecognized compensation cost (in thousands)	$3		$1,134		$3,944		$5,081
Weighted average remaining recognition period (in years)	0.32		1.97		2.30		2.28
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

The Corporation issued 1,269 and 1,632 shares of common stock under the ESPP during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, 222,998 and 225,174, respectively, shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Share-based compensation expense	$912	$926	$1,559	$1,577

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,998	$—	$(34)	$4,964
U.S. government agency securities - government-sponsored enterprises	2,500	—	(191)	2,309
Municipal securities	46,156	255	(3,570)	42,841
Residential mortgage-backed securities - government issued	166,903	225	(2,711)	164,417
Residential mortgage-backed securities - government-sponsored enterprises	161,607	382	(7,966)	154,023
Commercial mortgage-backed securities - government issued	2,309	—	(315)	1,994
Commercial mortgage-backed securities - government-sponsored enterprises	41,875	32	(2,763)	39,144
	$426,348	$894	$(17,550)	$409,692

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,995	$—	$(94)	$4,901
U.S. government agency securities - government-sponsored enterprises	2,500	—	(186)	2,314
Municipal securities	46,993	328	(3,429)	43,892
Residential mortgage-backed securities - government issued	166,933	1,279	(1,577)	166,635
Residential mortgage-backed securities - government-sponsored enterprises	168,544	929	(6,930)	162,543
Commercial mortgage-backed securities - government issued	2,416	—	(302)	2,114
Commercial mortgage-backed securities - government-sponsored enterprises	42,326	71	(2,709)	39,688
	$434,707	$2,607	$(15,227)	$422,087

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,857	$—	$(2)	$1,855
Residential mortgage-backed securities - government issued	414	—	(25)	389
Residential mortgage-backed securities - government-sponsored enterprises	405	—	(19)	386
Commercial mortgage-backed securities - government-sponsored enterprises	1,998	—	(34)	1,964
	$4,674	$—	$(80)	$4,594

	As of December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,144	$—	$(3)	$2,141
Residential mortgage-backed securities - government issued	546	—	(26)	520
Residential mortgage-backed securities - government-sponsored enterprises	518	—	(18)	500
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(22)	1,980
	$5,210	$—	$(69)	$5,141

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Administration ("SBA"). Municipal securities include securities issued by various municipalities and are primarily general obligation bonds that are primarily tax-exempt. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the Federal Home Loan Bank ("FHLB"). The Corporation sold no available-for-sale securities during the three and six months ended June 30, 2026 and 2025.

At June 30, 2026 and December 31, 2025, securities with a fair value of $35.9 million and $38.8 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at June 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$7,795	$7,714	$460	$459
Due in one year through five years	11,587	10,984	1,397	1,396
Due in five through ten years	9,843	9,289	—	—
Due in over ten years	24,429	22,127	—	—
	53,654	50,114	1,857	1,855
Residential mortgage-backed securities	328,510	318,440	819	775
Commercial mortgage-backed securities	44,184	41,138	1,998	1,964
	$426,348	$409,692	$4,674	$4,594

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2026 and December 31, 2025. At June 30, 2026, the Corporation held 204 available-for-sale securities that were in an unrealized loss position, 147 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and six months ended June 30, 2026 and 2025, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,964	$34	$4,964	$34
U.S. government agency securities - government- sponsored enterprises	—	—	2,309	191	2,309	191
Municipal securities	—	—	33,689	3,570	33,689	3,570
Residential mortgage-backed securities - government issued	101,590	1,156	12,556	1,555	114,146	2,711
Residential mortgage-backed securities - government-sponsored enterprises	62,089	828	61,368	7,138	123,457	7,966
Commercial mortgage-backed securities - government issued	—	—	1,994	315	1,994	315
Commercial mortgage-backed securities - government-sponsored enterprises	10,979	133	27,164	2,630	38,143	2,763
	$174,658	$2,117	$144,044	$15,433	$318,702	$17,550

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,901	$94	$4,901	$94
U.S. government agency securities - government- sponsored enterprises	—	—	2,314	186	2,314	186
Municipal securities	—	—	34,660	3,429	34,660	3,429
Residential mortgage-backed securities - government issued	25,970	85	17,454	1,492	43,424	1,577
Residential mortgage-backed securities - government-sponsored enterprises	14,002	73	72,481	6,857	86,483	6,930
Commercial mortgage-backed securities - government issued	—	—	2,114	302	2,114	302
Commercial mortgage-backed securities - government-sponsored enterprises	5,971	44	27,575	2,665	33,546	2,709
	$45,943	$202	$161,499	$15,025	$207,442	$15,227

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2026 and December 31, 2025. At June 30, 2026, the Corporation held 18 held-to-maturity securities that were in an unrealized loss position, 15 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,355	$2	$—	$—	$1,355	$2
Residential mortgage-backed securities - government issued	—	—	389	25	389	25
Residential mortgage-backed securities - government-sponsored enterprises	—	—	385	19	385	19
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,964	34	1,964	34
	$1,355	$2	$2,738	$78	$4,093	$80

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$959	$1	$680	$2	$1,639	$3
Residential mortgage-backed securities - government issued	—	—	520	26	520	26
Residential mortgage-backed securities - government-sponsored enterprises	—	—	500	18	500	18
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,980	22	1,980	22
	$959	$1	$3,680	$68	$4,639	$69

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	June 30, 2026	December 31, 2025
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$345,984	$293,706
Commercial real estate — non-owner occupied	874,669	885,870
Construction and land development	227,782	248,560
Multi-family	654,405	571,468
1-4 family	58,981	60,661
Total commercial real estate	2,161,821	2,060,265
Commercial and industrial	1,380,476	1,273,997
Consumer and other	46,027	40,965
Total gross loans and leases receivable	3,588,324	3,375,227
Less:
Allowance for credit losses	37,393	35,877
Deferred loan fees and costs, net	2,709	1,986
Loans and leases receivable, net	$3,548,222	$3,337,364

In June 2026, the Corporation transferred its loans held for sale portfolio of $23.7 million to loans held for investment at lower of cost or fair value. As a result, during the second quarter of 2026, the Corporation recognized no change in its loan loss reserves and no gain or loss.

Loans transferred to third parties consist of the guaranteed portions of SBA loans which the Corporation sold in the secondary market and participation interests in other, non-SBA originated loans.

June 30, 2026
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$7,111	$—	$7,111
Outstanding balance of loans serviced	—	—	—	—	—	80,591	—	80,591
Ownership of transferred loans	—	—	—	—	—	23,835	—	23,835
Non-SBA
Loans transferred to third parties	$—	$—	$18,373	$635	$—	$46,689	$—	$65,697
Outstanding balance of loans serviced	11,783	147,470	52,502	151,447	—	42,553	—	405,755
Ownership of transferred loans	6,733	194,316	76,805	137,650	—	42,321	—	457,825
Loan participations purchased	—	—	—	—	—	6,395	—	6,395

June 30, 2025
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$12,210	$—	$12,210
Outstanding balance of loans serviced	—	—	—	—	—	82,296	—	82,296
Ownership of transferred loans	—	—	—	—	—	24,815	—	24,815
Non-SBA
Loans transferred to third parties	$—	$22,146	$41,469	$1,820	$—	$11,482	$—	$76,917
Outstanding balance of loans serviced	12,483	167,100	39,081	155,198	—	18,810	—	392,672
Ownership of transferred loans	7,133	235,794	52,691	136,272	—	24,982	—	456,872
Loan participations purchased	—	—	8,738	—	—	—	—	8,738

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$53,479	$70,282	$16,216	$32,646	$33,656	$112,531	$5,295	324,105	93.7%
II	—	—	—	6,903	—	—	—	6,903	2.0%
III	—	—	2,164	—	—	12,812	—	14,976	4.3%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$53,479	$70,282	$18,380	$39,549	$33,656	$125,343	$5,295	$345,984	100.0%
Commercial real estate — non-owner occupied
Category
I	$65,313	$96,274	$73,670	$65,472	$93,731	$429,580	$22,714	$846,754	96.8%
II	—	—	—	8,751	—	6,863	—	15,614	1.8%
III	—	—	—	—	—	12,301	—	12,301	1.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$65,313	$96,274	$73,670	$74,223	$93,731	$448,744	$22,714	$874,669	100.0%
Construction and land development
Category
I	$15,404	$43,927	$59,888	$54,257	$9,713	$4,993	$21,469	$209,651	92.1%
II	—	—	—	—	992	—	—	992	0.4%
III	—	—	—	5,715	—	—	—	5,715	2.5%
IV	—	—	—	—	454	10,970	—	11,424	5.0%
Total	$15,404	$43,927	$59,888	$59,972	$11,159	$15,963	$21,469	$227,782	100.0%
Multi-family
Category
I	$76,002	$56,714	$18,420	$116,887	$80,391	$278,326	$2,632	$629,372	96.2%
II	—	—	—	1,525	12,077	6,314	—	19,916	3.0%
III	—	—	—	—	—	1,006	—	1,006	0.2%
IV	—	—	—	1,641	—	2,470	—	4,111	0.6%
Total	$76,002	$56,714	$18,420	$120,053	$92,468	$288,116	$2,632	$654,405	100.0%
1-4 family
Category
I	$5,164	$17,880	$6,998	$—	$3,299	$3,547	$22,093	$58,981	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$5,164	$17,880	$6,998	$—	$3,299	$3,547	$22,093	$58,981	100.0%
Commercial and industrial
Category
I	$167,729	$228,978	$134,278	$102,824	$44,223	$58,744	$519,479	$1,256,255	91.0%
II	1,200	615	11,736	1,858	3,612	1,188	4,656	24,865	1.8%
III	277	558	8,476	16,281	3,722	1,876	45,639	76,829	5.6%
IV	—	914	1,997	2,598	6,617	2,720	7,681	22,527	1.6%
Total	$169,206	$231,065	$156,487	$123,561	$58,174	$64,528	$577,455	$1,380,476	100.0%
Consumer and other
Category
I	$11,548	$7,284	$4,755	$2,355	$4,061	$8,786	$7,238	$46,027	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$11,548	$7,284	$4,755	$2,355	$4,061	$8,786	$7,238	$46,027	100.0%
Total Loans
Category
I	$394,639	$521,339	$314,225	$374,441	$269,074	$896,507	$600,920	$3,371,145	93.9%
II	1,200	615	11,736	19,037	16,681	14,365	4,656	68,290	1.9%
III	277	558	10,640	21,996	3,722	27,995	45,639	110,827	3.1%
IV	—	914	1,997	4,239	7,071	16,160	7,681	38,062	1.1%
Total	$396,116	$523,426	$338,598	$419,713	$296,548	$955,027	$658,896	$3,588,324	100.0%

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$65,752	$20,422	$39,698	$32,186	$30,251	$92,981	$295	$281,585	95.9%
II	—	—	2,011	—	—	—	—	2,011	0.7%
III	—	2,197	—	—	—	7,913	—	10,110	3.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$65,752	$22,619	$41,709	$32,186	$30,251	$100,894	$295	$293,706	100.0%
Commercial real estate — non-owner occupied
Category
I	$85,103	$81,087	$108,308	$89,226	$63,803	$392,720	$34,236	$854,483	96.4%
II	—	—	—	—	—	6,863	—	6,863	0.8%
III	—	—	—	—	716	23,808	—	24,524	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$85,103	$81,087	$108,308	$89,226	$64,519	$423,391	$34,236	$885,870	100.0%
Construction and land development
Category
I	$35,887	$73,179	$78,264	$10,278	$91	$5,043	$25,482	$228,224	91.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	5,755	—	—	—	—	5,755	2.3%
IV	—	—	—	454	8,155	5,972	—	14,581	5.9%
Total	$35,887	$73,179	$84,019	$10,732	$8,246	$11,015	$25,482	$248,560	100.0%
Multi-family
Category
I	$57,113	$18,231	$103,795	$93,280	$61,620	$211,473	$2,644	$548,156	95.9%
II	—	—	1,530	7,309	—	782	—	9,621	1.7%
III	—	—	—	—	8,380	1,019	—	9,399	1.6%
IV	—	—	1,714	—	2,578	—	—	4,292	0.8%
Total	$57,113	$18,231	$107,039	$100,589	$72,578	$213,274	$2,644	$571,468	100.0%
1-4 family
Category
I	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
Commercial and industrial
Category
I	$240,914	$178,507	$138,504	$52,149	$35,514	$31,754	$452,160	$1,129,502	88.6%
II	568	14,119	10,997	5,948	25	2,797	24,140	58,594	4.6%
III	499	8,617	10,409	4,656	787	1,745	34,206	60,919	4.8%
IV	447	1,845	3,384	7,644	302	4,083	7,277	24,982	2.0%
Total	$242,428	$203,088	$163,294	$70,397	$36,628	$40,379	$517,783	$1,273,997	100.0%
Consumer and other
Category
I	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
Total Loans
Category
I	$510,808	$384,184	$474,152	$286,477	$195,032	$747,864	$545,059	$3,143,576	93.1%
II	568	14,119	14,538	13,257	25	10,442	24,140	77,089	2.3%
III	499	10,814	16,164	4,656	9,883	34,485	34,206	110,707	3.3%
IV	447	1,845	5,098	8,098	11,035	10,055	7,277	43,855	1.3%
Total	$512,322	$410,962	$509,952	$312,488	$215,975	$802,846	$610,682	$3,375,227	100.0%

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$345,984	$345,984
Non-owner occupied	—	—	—	—	874,669	874,669
Construction and land development	—	—	11,424	11,424	216,358	227,782
Multi-family	—	—	—	—	654,405	654,405
1-4 family	—	—	—	—	58,981	58,981
Commercial and industrial	2,510	813	15,317	18,640	1,361,836	1,380,476
Consumer and other	—	—	—	—	46,027	46,027
Total	$2,510	$813	$26,741	$30,064	$3,558,260	$3,588,324
Percent of portfolio	0.07%	0.02%	0.75%	0.84%	99.16%	100.00%

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$293,706	$293,706
Non-owner occupied	—	—	—	—	885,870	885,870
Construction and land development	14,581	—	—	14,581	233,979	248,560
Multi-family	—	—	—	—	571,468	571,468
1-4 family	—	—	—	—	60,661	60,661
Commercial and industrial	3,116	963	15,229	19,308	1,254,689	1,273,997
Consumer and other	50	—	—	50	40,915	40,965
Total	$17,747	$963	$15,229	$33,939	$3,341,288	$3,375,227
Percent of portfolio	0.53%	0.03%	0.45%	1.01%	98.99%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

	June 30, 2026
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	11,424	—	—
Multi-family	4,111	—	—
1-4 family	—	—	—
Total commercial real estate	15,535	—	—
Commercial and industrial	9,189	13,338	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$24,724	$13,338	$—

	December 31, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	14,581	—	—
Multi-family	4,292	—	—
1-4 family	—	—	—
Total commercial real estate	18,873	—	—
Commercial and industrial	10,652	14,330	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$29,525	$14,330	$—

	June 30, 2026	December 31, 2025
Total non-accrual loans and leases to gross loans and leases	1.06%	1.30%
Allowance for credit losses to gross loans and leases	1.10	1.12
Allowance for credit losses to non-accrual loans and leases	103.82	85.95

The following table presents the amortized cost basis of the non-accrual, collateral-dependent loans as of:

	June 30, 2026	December 31, 2025
	(In Thousands)
Equipment	$14,413	$14,615
Real Estate	17,607	21,595
Accounts Receivable	6,057	7,277
Other	65	473
Total	$38,142	$43,960

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at June 30, 2026 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized costs basis of each class of financing receivable is also presented below.

	For the Six Months Ended June 30, 2026
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

For the Six Months Ended June 30, 2026
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
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

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2026 and 2025 and were modified in the 12 months prior to that default to borrowers experience financial difficulty:

For the Six Months Ended June 30, 2026
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

Quantitative Considerations

The ACL is primarily calculated utilizing a Discounted Cash Flow (“DCF”) model. Key inputs and assumptions used in this model are discussed below:

•
Forecast model - For each portfolio segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer Federal Financial Institutions Examination Council ("FFIEC") Call Report data for all DCF pools. The Corporation updates the LDA annually.
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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2025, the Corporation selected a forecast which estimates unemployment between 4.48% and 4.78% and GDP year-over-year percentage change between 1.75% and 2.42% over the next four quarters. As of June 30, 2026, the Corporation selected a forecast which estimates unemployment between 4.37% and 4.60% and GDP year-over-year percentage change between 1.60% and 1.99% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended June 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,970	$6,699	$2,704	$4,394	$602	$21,585	$535	$38,489
Charge-offs	—	—	—	—	—	(1,524)	—	(1,524)
Recoveries	—	—	—	—	5	481	—	486
Net recoveries (charge-offs)	—	—	—	—	5	(1,043)	—	(1,038)
Provision (credit) for credit losses	566	(254)	275	527	(34)	1,004	(18)	2,066
Ending balance	$2,536	$6,445	$2,979	$4,921	$573	$21,546	$517	$39,517
Components:
Allowance for credit losses on loans	$2,520	$6,371	$1,740	$4,901	$535	$20,856	$470	$37,393
Allowance for credit losses on unfunded credit commitments	16	74	1,239	20	38	690	47	2,124
Total ACL	$2,536	$6,445	$2,979	$4,921	$573	$21,546	$517	$39,517

	As of and for the Three Months Ended June 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,682	$6,017	$2,491	$5,473	$494	$19,946	$412	$36,515
Charge-offs	—	—	—	—	—	(1,338)	—	(1,338)
Recoveries	—	—	—	—	7	325	—	332
Net recoveries (charge-offs)	—	—	—	—	7	(1,013)	—	(1,006)
Provision (credit) for credit losses	3	313	(24)	586	(72)	1,903	(8)	2,701
Ending balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Components:
Allowance for credit losses on loans	$1,675	$6,281	$1,882	$6,037	$401	$20,222	$363	$36,861
Allowance for credit losses on unfunded credit commitments	10	49	585	22	28	614	41	1,349
Total ACL	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210

	As of and for the Six Months Ended June 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,908	$6,381	$2,752	$4,926	$557	$20,754	$414	$37,692
Charge-offs	—	—	—	—	—	(3,856)	—	(3,856)
Recoveries	—	—	—	—	12	642	—	654
Net recoveries (charge-offs)	—	—	—	—	12	(3,214)	—	(3,202)
Provision for credit losses	628	64	227	(5)	4	4,006	103	5,027
Ending balance	$2,536	$6,445	$2,979	$4,921	$573	$21,546	$517	$39,517
Components:
Allowance for credit losses on loans	$2,520	$6,371	$1,740	$4,901	$535	$20,856	$470	$37,393
Allowance for credit losses on unfunded credit commitments	16	74	1,239	20	38	690	47	2,124
Total ACL	$2,536	$6,445	$2,979	$4,921	$573	$21,546	$517	$39,517

	As of and for the Six Months Ended June 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(5,138)	(10)	(5,148)
Recoveries	2	—	—	—	13	715	—	730
Net recoveries (charge-offs)	2	—	—	—	13	(4,423)	(10)	(4,418)
Provision for credit losses	54	438	(359)	1,446	(107)	3,789	99	5,360
Ending balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Components:
Allowance for credit losses on loans	$1,675	$6,281	$1,882	$6,037	$401	$20,222	$363	$36,861
Allowance for credit losses on unfunded credit commitments	10	49	585	22	28	614	41	1,349
Total ACL	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at June 30, 2026 and December 31, 2025. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of June 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$2,520	$6,371	$1,740	$4,901	$535	$14,962	$470	$31,499
Individually evaluated for credit loss	—	—	—	—	—	5,894	—	5,894
Total	$2,520	$6,371	$1,740	$4,901	$535	$20,856	$470	$37,393
Loans and lease receivables:
Collectively evaluated for credit losses	$345,984	$874,669	$216,358	$650,294	$58,981	$1,357,949	$46,027	$3,550,262
Individually evaluated for credit loss	—	—	11,424	4,111	—	22,527	—	38,062
Total	$345,984	$874,669	$227,782	$654,405	$58,981	$1,380,476	$46,027	$3,588,324

	As of December 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,902	$6,306	$1,871	$4,915	$521	$14,439	$373	$30,327
Individually evaluated for credit loss	—	—	—	—	—	5,550	—	5,550
Total	$1,902	$6,306	$1,871	$4,915	$521	$19,989	$373	$35,877
Loans and lease receivables:
Collectively evaluated for credit losses	$293,706	$885,870	$233,979	$567,176	$60,661	$1,249,015	$40,965	$3,331,372
Individually evaluated for credit loss	—	—	14,581	4,292	—	24,982	—	43,855
Total	$293,706	$885,870	$248,560	$571,468	$60,661	$1,273,997	$40,965	$3,375,227

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

The components of total lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Operating lease cost	$336	$326	$672	$670
Short-term lease cost	39	83	90	137
Variable lease cost	202	134	352	275
Total lease cost, net	$577	$543	$1,114	$1,082

Quantitative information regarding the Corporation’s operating leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.63	6.00
Weighted-average discount rate	4.05%	4.04%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2026	$817
2027	1,647
2028	1,285
2029	933
2030	841
Thereafter	2,002
Total undiscounted cash flows	7,525
Discount on cash flows	(827)
Total lease liability	$6,698

Note 7 — Other Assets

The Corporation has invested in a number of limited partnerships that provide income tax, financial, and regulatory benefits due to the nature of the partnerships. Our investment in and unfunded commitments to these partnerships are as follows:

	June 30, 2026	December 31, 2025
Investment:	(In Thousands)
Low-Income Housing Tax Credit	$53,982	$48,472
Small Business Investment Company	17,628	14,797
Other Limited Partnerships	2,613	3,128
Historic Rehabilitation Tax Credit	1,217	1,970
Total limited partnership investments	$75,440	$68,367
Unfunded commitment:
Small Business Investment Company	$18,957	$10,973
Other Limited Partnerships	1,011	1,542
Total limited partnership commitments	$19,968	$12,515

A summary of accrued interest receivable and other assets was as follows:

	June 30, 2026	December 31, 2025
	(In Thousands)
Accrued interest receivable	$12,782	$13,100
Net deferred tax asset	13,555	13,176
Investment in limited partnerships	75,440	68,367
Prepaid expenses	5,698	4,791
Other assets	11,002	8,038
Total accrued interest receivable and other assets	$118,477	$107,472

For the six months ended June 30, 2026 and 2025, the Corporation amortized tax credit investments of $3.8 million and $3.1 million, respectively, and recognized tax credits and other benefits for the six months ended June 30, 2026 and 2025 of $4.9 million and $3.9 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	June 30, 2026		December 31, 2025
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$420,556	$421,518	$378,770	$419,691
Interest-bearing transaction accounts	1,297,353	1,250,191	1,103,696	1,018,736
Money market accounts	936,914	928,183	905,773	856,554
Certificates of deposit	222,852	254,467	284,764	236,848
Wholesale deposits	714,490	636,186	707,412	737,253
Total deposits	$3,592,165	$3,490,545	$3,380,415	$3,269,082

A summary of annual maturities of core and wholesale certificates of deposit at June 30, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$339,269
2027	151,499
2028	55,384
2029	30,894
2030	34,017
Thereafter	1,022
$612,085

Wholesale deposits include $389.2 million and $325.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at June 30, 2026, compared to $537.1 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2025. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included above. As of June 30, 2026, the notional amount of derivatives designated as cash flow hedges totaled $429.1 million with a weighted average remaining maturity of 3.09 years and a weighted average rate of 3.88%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $70.8 million at June 30, 2026 and $113.0 million at December 31, 2025.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	June 30, 2026			December 31, 2025
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$291,929	$264,376	3.37%	$197,246	$246,486	3.20%
Line of credit	—	—	—	—	1	4.25
Other borrowings	—	—	—	—	4	—
Subordinated notes and debentures	54,865	54,831	6.42	54,805	54,742	6.43
	$346,794	$319,207	3.90	$252,051	$301,233	3.79

A summary of annual maturities of borrowings at June 30, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$240,912
2027	10,000
2028	10,450
2029	23,543
2030	—
Thereafter	61,889
$346,794

The Corporation has entered into derivative contracts hedging a portion of the borrowings included above. As of June 30, 2026, the notional amount of derivatives designated as cash flow hedges totaled $48.4 million with a weighted average remaining maturity of 1.62 years and a weighted average rate of 2.52%.

As of June 30, 2026 and December 31, 2025, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 18, 2026, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 17, 2027.

Note 10 — Preferred Stock

The Corporation has outstanding 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) in a private placement to institutional investors.

The Corporation pays dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2026, the Board of Directors declared an aggregate preferred stock dividend of $219,000 and $438,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

The Corporation has sold the guaranteed portions of SBA 7(a) and 504 loans, as well as participation interests in other, non-SBA originated, loans to third parties. The Corporation has a continuing involvement in each of the transferred lending arrangements by way of relationship management and servicing the loans, as well as being subject to normal and customary requirements of the SBA loan program and standard representations and warranties related to sold amounts. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Corporation, the SBA may require the Corporation to repurchase the loan, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from the Corporation. The Corporation must comply with applicable SBA regulations in order to maintain the guaranty. In addition, the Corporation retains the option to repurchase the sold guaranteed portion of an SBA loan if the loan defaults.

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and determined a recourse reserve based on the probability of future losses for these loans to be $381,000 and

$502,000 at June 30, 2026 and December 31, 2025, respectively, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Balance at the beginning of the period	$381	$566	$502	$645
SBA recourse (benefit) expense	—	(59)	(121)	(59)
Charge-offs, net	—	—	—	(79)
Balance at the end of the period	$381	$507	$381	$507

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	June 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,964	$—	$4,964
U.S. government agency securities - government-sponsored enterprises	—	2,309	—	2,309
Municipal securities	—	42,841	—	42,841
Residential mortgage-backed securities - government issued	—	164,417	—	164,417
Residential mortgage-backed securities - government- sponsored enterprises	—	154,023	—	154,023
Commercial mortgage-backed securities - government issued	—	1,994	—	1,994
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,144	—	39,144
Interest rate swaps	—	45,827	—	45,827
Liabilities:
Interest rate swaps	—	39,733	—	39,733

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,901	$—	$4,901
U.S. government agency securities - government-sponsored enterprises	—	2,314	—	2,314
Municipal securities	—	43,892	—	43,892
Residential mortgage-backed securities - government issued	—	166,635	—	166,635
Residential mortgage-backed securities - government- sponsored enterprises	—	162,543	—	162,543
Commercial mortgage-backed securities - government issued	—	2,114	—	2,114
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,688	—	39,688
Interest rate swaps	—	36,515	—	36,515
Liabilities:
Interest rate swaps	—	36,926	—	36,926

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and six months ended June 30, 2026 or the year ended December 31, 2025 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	June 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$7,444	$7,444
Loan servicing rights	—	—	1,266	1,266

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$8,796	$8,796
Loan servicing rights	—	—	1,317	1,317

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $7.4 million and $8.8 million at June 30, 2026 and December 31, 2025, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 0% - 100% as of the measurement date of June 30, 2026. The weighted average of those unobservable inputs was 29%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	June 30, 2026
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$163,358	$163,358	$163,358	$—	$—
Securities available-for-sale	409,692	409,692	—	409,692	—
Securities held-to-maturity	4,674	4,594	—	4,594	—
Loans held for sale	—	—	—	—	—
Loans and lease receivables, net	3,548,222	3,536,831	—	—	3,536,831
Federal Home Loan Bank stock	13,173	N/A	N/A	N/A	N/A
Accrued interest receivable	12,782	12,782	12,782	—	—
Interest rate swaps	45,827	45,827	—	45,827	—
Financial liabilities:
Deposits	3,592,165	3,590,936	2,993,930	597,006	—
Federal Home Loan Bank advances and other borrowings	346,794	345,535	—	345,535	—
Accrued interest payable	8,998	8,998	8,998	—	—
Interest rate swaps	39,733	39,733	—	39,733	—
Off-balance sheet items:
Standby letters of credit	316	316	—	—	316

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,485	$39,485	$39,485	$—	$—
Securities available-for-sale	422,087	422,087	—	422,087	—
Securities held-to-maturity	5,210	5,141	—	5,141	—
Loans held for sale	18,849	20,357	—	20,357	—
Loans and lease receivables, net	3,337,364	3,330,756	—	—	3,330,756
Federal Home Loan Bank stock	8,940	N/A	N/A	N/A	N/A
Accrued interest receivable	13,100	13,100	13,100	—	—
Interest rate swaps	36,515	36,515	—	36,515	—
Financial liabilities:
Deposits	3,380,415	3,382,348	2,575,431	806,917	—
Federal Home Loan Bank advances and other borrowings	252,051	251,312	—	251,312	—
Accrued interest payable	9,417	9,417	9,417	—	—
Interest rate swaps	36,926	36,926	—	36,926	—
Off-balance sheet items:
Standby letters of credit	197	197	—	—	197

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of June 30, 2026 there was no credit valuation allowance. As of December 31, 2025 the credit valuation allowance was $116,000.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheets. The gross amount of the fair value of the dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $39.6 million and gross derivative liability of $2.5 million as of June 30, 2026.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and six months ended June 30, 2026 and 2025 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $3.6 million and $6.3 million was recognized in other comprehensive income for the three and six months ended June 30, 2026, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $3.1 million and $8.9 million was recognized in other comprehensive income for the three and six months ended June 30, 2025, respectively, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. A pre-tax unrealized gain of $147,000 and $186,000 was recognized in other comprehensive income for the three and six months ended June 30, 2026, respectively, and there was no ineffective portion of the hedges. A pre-tax unrealized loss of $79,000 and $243,000 was recognized in other comprehensive income, resulting from adjustments to the carrying values of the hedged available-for-sale securities, for the three and six months ended June 30, 2025, respectively, and there was no ineffective portion of the hedges.

	As of June 30, 2026
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	29	$341,027	3.31	$2,473
Interest rate swap agreements on loans with third-party counterparties	128	1,205,639	3.97	37,158
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	5.78	$1,025
Interest rate swap related to wholesale funding	42	439,489	3.08	5,171
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	99	$864,612	4.22	$39,631
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	5	$38,000	1.29	$102

	As of December 31, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$662,325	3.64	$9,704
Interest rate swap agreements on loans with third-party counter parties	124	1,166,859	4.36	24,854
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.28	$839
Interest rate swap related to wholesale funding	4	48,400	2.12	1,118
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$504,535	5.31	$34,558
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	45	$449,089	3.29	$2,368

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

As of June 30, 2026, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of June 30, 2026
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$486,735	12.21%	$318,793	8.00%	$418,415	10.50%	N/A	N/A
First Business Bank	485,212	12.18	318,817	8.00	418,448	10.50	$398,522	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$391,971	9.84%	$239,094	6.00%	$338,717	8.50%	N/A	N/A
First Business Bank	445,313	11.17	239,113	6.00	338,743	8.50	$318,817	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$379,979	9.54%	$179,321	4.50%	$278,944	7.00%	N/A	N/A
First Business Bank	445,313	11.17	179,335	4.50	278,965	7.00	$259,039	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$391,971	9.11%	$172,019	4.00%	$172,019	4.00%	N/A	N/A
First Business Bank	445,313	10.37	171,774	4.00	171,774	4.00	$214,718	5.00%

	As of December 31, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$463,447	12.24%	$302,917	8.00%	$397,578	10.50%	N/A	N/A
First Business Bank	460,423	12.16	302,929	8.00	397,594	10.50	$378,661	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$370,786	9.79%	$227,188	6.00%	$321,849	8.50%	N/A	N/A
First Business Bank	422,567	11.16	227,197	6.00	321,862	8.50	$302,929	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$358,794	9.48%	$170,391	4.50%	$265,052	7.00%	N/A	N/A
First Business Bank	422,567	11.16	170,398	4.50	265,063	7.00	$246,130	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$370,786	8.86%	$167,376	4.00%	$167,376	4.00%	N/A	N/A
First Business Bank	422,567	10.11	167,237	4.00	167,237	4.00	$209,046	5.00%

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

	As of and for the Six Months Ended June 30,
	2026	2025
	(In Thousands)
Interest income	$126,916	$120,812
Reconciliation of revenue
Other revenues	17,345	14,834
Total consolidated revenues	144,261	135,646
Less: interest expense	53,257	53,770
Segment net interest and non-interest income	91,004	81,876
Less:
Provision for credit losses	5,027	5,360
Compensation expense	37,003	33,281
Other segment items	17,799	16,406
Income tax expense	3,395	4,236
Segment and consolidated net income	$27,780	$22,593

Other segment disclosures:
Interest income	$126,916	$120,812
Interest expense	53,257	53,770
Depreciation, amortization, and accretion	1,897	1,821
Other significant noncash item:
Provision for credit losses	5,027	5,360
Segment assets	4,410,004	4,002,725
Expenses for segment assets	54,802	49,687

Reconciliation of assets:
Total assets for reportable segments	$4,410,004	$4,002,725
Other assets	—	—
Total consolidated assets	$4,410,004	$4,002,725

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

These risks could cause actual results to differ materially from what we have anticipated or projected. These risk factors and uncertainties should be carefully considered by our shareholders and potential investors. See Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, for discussion relating to risk factors impacting us. Investors should not place undue reliance on any such forward-looking statements, which speak only as of the date made. These factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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

Overview

We are a registered bank holding company incorporated under the laws of the State of Wisconsin and are engaged in the commercial banking business through our wholly-owned banking subsidiary, FBB. All of our operations are conducted through FBB and First Business Specialty Finance, LLC, a wholly-owned subsidiary of FBB. We operate as a business bank focusing on delivering a full line of commercial banking products and services tailored to meet the specific needs of small and medium-sized businesses, business owners, executives, professionals, and high net worth individuals. Our products and services include those for business banking, private wealth management services, and bank consulting. Within business banking, we offer commercial lending, asset-based lending, accounts receivable financing, equipment financing, floorplan financing, vendor financing, treasury management services, and company retirement plans. Our private wealth management services include trust and estate administration, financial planning, investment management, and private banking for executives and owners of our business banking clients and others. Our bank consulting experts provide investment portfolio administrative services and asset liability management services. We are not a retail bank and do not rely on a traditional branch network to gather deposits or attract clients. Instead, our operating model is built on deep client relationships, specialized financial expertise, and an efficient, centralized administrative structure designed to deliver best-in-class client satisfaction. This focused approach enables our experienced professionals to provide the level of insight and service required to develop and sustain long-term client relationships. We conduct our commercial banking operations through one operating segment.

Financial Performance Summary

Results as of and for the three and six months ended June 30, 2026 include:

•
Net income available to common shareholders totaled $15.4 million, or diluted earnings per share of $1.84, for the three months ended June 30, 2026, compared to $11.2 million, or diluted earnings per share of $1.35, for the same period in 2025. Net income available to common shareholders totaled $27.3 million, or diluted earnings per share of $3.28, for the six months ended June 30, 2026, compared to $22.2 million, or diluted earnings per share $2.66, for the same period in 2025.
•
Annualized return on average assets (“ROAA”) for the three months ended June 30, 2026 measured 1.43%, compared to 1.14% for the same period in 2025. ROAA for the six months ended June 30, 2026 measured 1.28%, compared to 1.14% for the same period in 2025.
•
Return on average tangible common equity (“ROATCE”) is defined as net income available to common shareholders divided by average equity less average intangible assets and average preferred stock. ROATCE was 16.89% for the three months ended June 30, 2026, compared to 14.17% for the same period in 2025. ROATCE was 15.25% for the six months ended June 30, 2026, compared to 14.15% for the same period in 2025.
•
Efficiency ratio measured 57.57% for the three months ended June 30, 2026, compared to 60.97% for the same period in 2025. Efficiency ratio measured 59.31% for the six months ended June 30, 2026, compared to 60.63% for the same period in 2025.
•
Pre-tax, pre-provision (“PTPP”) adjusted earnings, which excludes certain one-time and discrete items, for the three months ended June 30, 2026 was $19.8 million, compared to $16.0 million in the same period in 2025. PTPP for the six months ended June 30, 2026 was $37.0 million, compared to $32.2 million in the same period in 2025.
•
Net interest margin was 3.78% for the three months ended June 30, 2026, compared to 3.67% for the same period in 2025. Net interest margin was 3.67% for the six months ended June 30, 2026, compared to 3.68% for the same period in 2025.

•
Top line revenue, defined as net interest income plus non-interest income, totaled $46.7 million for the three months ended June 30, 2026, compared to $41.0 million in the same period in 2025. Top line revenue totaled $91.0 million for the six months ended June 30, 2026, compared to $81.9 million in the same period in 2025.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 10.89% for the six months ended June 30, 2026 compared to 15.79% for the same period in 2025. Income tax expense for the three and six months ended June 30, 2026 included a $1.5 million release of the remaining state deferred tax valuation allowance.
•
Provision for credit losses was $2.1 million for the three months ended June 30, 2026, compared to $2.7 million for the same period in 2025. Provision for credit losses was $5.0 million for the six months ended June 30, 2026, compared to $5.4 million for the same period in 2025.
•
Total assets at June 30, 2026 increased $328.1 million, or 8.0%, to $4.410 billion from $4.082 billion at December 31, 2025.
•
Period-end gross loans and leases receivable increased $213.1 million, or 12.6% annualized, to $3.588 billion as of June 30, 2026 compared to $3.375 billion as of December 31, 2025. Average gross loans and leases of $3.488 billion increased $275.5 million, or 8.6%, for the six months ended June 30, 2026, compared to $3.213 billion for the same period in 2025.
•
Non-performing assets were $38.1 million and 0.86% of total assets as of June 30, 2026, compared to $43.9 million and 1.07% of total assets as of December 31, 2025.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $1.8 million compared to December 31, 2025. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.10% of total loans, compared to 1.12% at December 31, 2025.
•
Period-end core deposits at June 30, 2026 increased $204.7 million, or 15.3% annualized, to $2.878 billion from $2.673 billion as of December 31, 2025. Average core deposits of $2.854 billion increased $474.6 million or 19.9%, for the six months ended June 30, 2026, compared to $2.380 billion for the same period in 2025.
•
Private wealth and trust assets under management and administration increased by $419.9 million, or 22.0% annualized, to $4.235 billion at June 30, 2026, compared to $3.815 billion at December 31, 2025. Private wealth and trust assets under management and administration increased $503.9 million, or 13.5%, compared to June 30, 2025.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $5.7 million, or 13.8%, for the three months ended June 30, 2026, compared to the same period in 2025, due to a 12.9% increase in net interest income and an 18.1% increase in non-interest income. The increase in net interest income was primarily driven by increases in average loans and leases outstanding and prepayment fees, partially offset by lower short-term market rates. The increase in non-interest income was due primarily to increases in income from limited partnership investment income, private wealth income, and service charges on deposits, partially offset by decreases in gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the current quarter.

Top line revenue increased $9.1 million, or 11.1%, for the six months ended June 30, 2026, compared to the same period in 2025, due to a 9.9% increase in net interest income and a 16.9% increase in non-interest income. The increase in net interest income was primarily driven by increases in average loans and leases outstanding and prepayment fees, partially offset by lower short-term market rates. The increase in non-interest income was due primarily to increases in private wealth income, income from limited partnership investments, commercial loan swap income, service charges on deposits, and bank-owned life insurance income, partially offset by decreases in gains on sale of SBA loans as noted above.

The components of top line revenue were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$38,142	$33,784	$4,358	12.9%	$73,659	$67,042	$6,617	9.9%
Non-interest income	8,569	7,255	1,314	18.1	17,345	14,834	2,511	16.9
Top line revenue	$46,711	$41,039	$5,672	13.8	$91,004	$81,876	$9,128	11.1

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Tangible Common Equity (“ROATCE”)

ROAA for the three and six months ended June 30, 2026 was 1.43% and 1.28%, respectively, compared to 1.14% for both the three and six months ended June 30, 2025. The increase in ROAA was due to an increase in pre-tax, pre-provision earnings driven by average loan growth, stable margin, and strong fee income, as well as a $1.5 million income tax benefit. Excluding the income tax benefit, ROAA was 1.29% and 1.21% for the three and six months ended June 30, 2026, respectively. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE for the three and six months ended June 30, 2026 was 16.9% and 15.2%, respectively, compared to 14.2% for both the three and six months ended June 30, 2025. The explanation of the increase in ROATCE is consistent with the ROAA discussion above. Excluding the income tax benefit, ROATCE was 15.3% and 14.4% for the three and six months ended June 30, 2026, respectively. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 57.6% and 59.3% for the three and six months ended June 30, 2026, respectively, compared to 61.0% and 60.6% for the three and six months ended June 30, 2025, respectively. The decrease in efficiency ratio was primarily due to a volume-driven increase in net interest income and an increase in non-interest income, partially offset by an increase in compensation expense. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for the three and six months ended June 30, 2026 were $19.8 million and $37.0 million, respectively, compared to $16.0 million and $32.2 million for the three and six months ended June 30, 2025, respectively. The increase in PTPP adjusted earnings is primarily due to an increase in net interest income and non-interest income and improved efficiency. This increase in total revenue was partially offset by an increase in non-interest expense primarily due to an increase in compensation expense. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. PTPP adjusted earnings is a non-GAAP measure that allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measures, including ROAA and ROATCE. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$27,849	$24,968	$2,881	11.5%	$54,802	$49,687	$5,115	10.3%
Less:
Net gain on repossessed assets	—	4	(4)	NM	—	(4)	4	NM
Impairment of tax credit investments	552	—	552	NM	545	110	435	NM
SBA severance expense	405	—	405	NM	405	—	405	NM
SBA recourse benefit	—	(59)	59	NM	(121)	(59)	(62)	NM
Total operating expense (a)	$26,892	$25,023	$1,869	7.5	$53,973	$49,640	$4,333	8.7
Net interest income	$38,142	$33,784	$4,358	12.9	$73,659	$67,042	$6,617	9.9
Total non-interest income	8,569	7,255	1,314	18.1	17,345	14,834	2,511	16.9
Operating revenue (b)	$46,711	$41,039	$5,672	13.8	$91,004	$81,876	$9,128	11.1
Efficiency ratio	57.57%	60.97%			59.31%	60.63%

Pre-tax, pre-provision adjusted earnings (b-a)	$19,819	$16,016	$3,803	23.7	$37,031	$32,236	$4,795	14.9
Average total assets	$4,295,539	$3,928,087	$367,452	9.4	$4,272,092	$3,885,465	$386,627	10.0

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and six months ended June 30, 2026 compared to the same period in 2025. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended June 30,			Increase (Decrease) for the Six Months Ended June 30,
	2026 Compared to 2025			2026 Compared to 2025
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,777)	$3,093	$1,316	$(3,630)	$5,275	$1,645
Commercial and industrial loans(1)	(181)	2,171	1,990	(1,355)	4,027	2,672
Consumer and other loans(1)	100	(17)	83	121	(16)	105
Total loans and leases receivable	(1,858)	5,247	3,389	(4,864)	9,286	4,422
Mortgage-related securities	3	405	408	65	1,113	1,178
Other investment securities	17	12	29	51	49	100
FHLB and FRB Stock	(23)	64	41	45	(86)	(41)
Short-term investments	(65)	(63)	(128)	(227)	672	445
Total net change in income on interest-earning assets	(1,926)	5,665	3,739	(4,930)	11,034	6,104
Interest-bearing liabilities
Transaction accounts	(1,521)	2,113	592	(2,692)	4,226	1,534
Money market accounts	(1,138)	837	(301)	(2,248)	1,548	(700)
Certificates of deposit	(127)	516	389	(303)	1,279	976
Wholesale deposits	12	(1,844)	(1,832)	(87)	(1,963)	(2,050)
Total deposits	(2,774)	1,622	(1,152)	(5,330)	5,090	(240)
FHLB advances	156	377	533	558	(831)	(273)
Other borrowings	(2)	2	—	(4)	4	—
Total net change in expense on interest-bearing liabilities	(2,620)	2,001	(619)	(4,776)	4,263	(513)
Net change in net interest income	$694	$3,664	$4,358	$(154)	$6,771	$6,617

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and six months ended June 30, 2026 and 2025. The average balances are derived from average daily balances.

	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,137,098	$31,660	5.93%	$1,932,593	$30,344	6.28%
Commercial and industrial loans(1)	1,364,594	27,594	8.09	1,257,296	25,604	8.15
Consumer and other loans(1)	48,723	756	6.21	49,951	673	5.39
Total loans and leases receivable(1)	3,550,415	60,010	6.76	3,239,840	56,621	6.99
Mortgage-related securities(2)	372,462	3,941	4.23	334,159	3,533	4.23
Other investment securities(3)	48,679	279	2.29	46,416	250	2.15
FHLB and FRB stock	14,799	338	9.14	12,852	297	9.24
Short-term investments	46,681	453	3.88	52,772	581	4.40
Total interest-earning assets	4,033,036	65,021	6.45	3,686,039	61,282	6.65
Goodwill and other intangible assets	11,972			12,080
Non-interest-earning assets	250,531			229,968
Total assets	$4,295,539			$3,928,087
Interest-bearing liabilities
Transaction accounts	$1,279,116	$8,556	2.68%	$985,606	$7,964	3.23%
Money market accounts	931,051	6,488	2.79	821,845	6,789	3.30
Certificates of deposit	235,510	2,109	3.58	178,643	1,720	3.85
Wholesale deposits	590,739	5,952	4.03	773,750	7,784	4.02
Total interest-bearing deposits	3,036,416	23,105	3.04	2,759,844	24,257	3.52
FHLB advances	327,915	2,891	3.53	284,428	2,358	3.32
Other borrowings	54,846	883	6.44	54,733	883	6.45
Total interest-bearing liabilities	3,419,177	26,879	3.14	3,099,005	27,498	3.55
Non-interest-bearing demand deposit accounts	414,376			410,423
Other non-interest-bearing liabilities	74,188			78,388
Total liabilities	3,907,741			3,587,816
Common stockholders’ equity	375,806			328,279
Preferred stock	11,992			11,992
Total stockholders’ equity	387,798			340,271
Total liabilities and stockholders’ equity	$4,295,539			$3,928,087
Net interest income		$38,142			$33,784
Interest rate spread			3.30%			3.10%
Net interest-earning assets	$613,859			$587,034
Net interest margin			3.78%			3.67%
Average interest-earning assets to average interest-bearing liabilities	117.95%			118.94%
Return on average assets(4)	1.43%			1.14%
Return on average tangible common equity(4)	16.89%			14.17%
Average equity to average assets	9.03%			8.66%
Non-interest expense to average assets(4)	2.59%			2.54%

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
(4)
Represents annualized yields/rates.

	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,104,332	$61,875	5.88%	$1,929,146	$60,230	6.24%
Commercial and industrial loans(1)	1,335,941	53,003	7.93	1,235,099	50,331	8.15
Consumer and other loans(1)	48,154	1,439	5.98	48,722	1,334	5.48
Total loans and leases receivable(1)	3,488,427	116,317	6.67	3,212,967	111,895	6.97
Mortgage-related securities(2)	374,216	7,906	4.23	321,478	6,728	4.19
Other investment securities(3)	49,408	559	2.26	44,790	459	2.05
FHLB and FRB stock	11,949	549	9.19	13,235	590	8.92
Short-term investments	87,439	1,585	3.63	51,927	1,140	4.39
Total interest-earning assets	4,011,439	126,916	6.33	3,644,397	120,812	6.63
Goodwill and other intangible assets	11,980			12,020
Non-interest-earning assets	248,673			229,048
Total assets	$4,272,092			$3,885,465
Interest-bearing liabilities
Transaction accounts	$1,250,191	$16,910	2.71%	$956,589	$15,376	3.21%
Money market accounts	928,183	12,841	2.77	826,695	13,541	3.28
Certificates of deposit	254,467	4,556	3.58	184,065	3,580	3.89
Wholesale deposits	636,186	12,726	4.00	734,310	14,776	4.02
Total interest-bearing deposits	3,069,027	47,033	3.07	2,701,659	47,273	3.50
FHLB advances	264,376	4,458	3.37	294,930	4,731	3.21
Other borrowings	54,831	1,766	6.44	54,721	1,766	6.45
Total interest-bearing liabilities	3,388,234	53,257	3.14	3,051,310	53,770	3.52
Non-interest-bearing demand deposit accounts	421,518			412,450
Other non-interest-bearing liabilities	79,715			84,501
Total liabilities	3,889,467			3,548,261
Common stockholders’ equity	370,633			325,212
Preferred stock	11,992			11,992
Total stockholders’ equity	382,625			337,204
Total liabilities and stockholders’ equity	$4,272,092			$3,885,465
Net interest income		$73,659			$67,042
Interest rate spread			3.18%			3.11%
Net interest-earning assets	$623,205			$593,087
Net interest margin			3.67%			3.68%
Average interest-earning assets to average interest-bearing liabilities	118.39%			119.44%
Return on average assets(4)	1.28%			1.14%
Return on average tangible common equity(4)	15.25%			14.15%
Average equity to average assets	8.96%			8.68%
Non-interest expense to average assets(4)	2.57%			2.56%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning assets or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Increase	2026	2025	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (3)		(Decrease)	Average Yield/Rate (3)		(Decrease)
Total loans and leases receivable (a)	6.76%	6.99%	(0.23)%	6.67%	6.97%	(0.30)%
Total interest-earning assets (b)	6.45%	6.65%	(0.20)%	6.33%	6.63%	(0.30)%
Total core deposits (c)	2.40%	2.75%	(0.35)%	2.40%	2.73%	(0.33)%
Total bank funding (d)	2.75%	3.08%	(0.33)%	2.74%	3.05%	(0.31)%
Net interest margin (e)	3.78%	3.67%	0.11%	3.67%	3.68%	(0.01)%

Effective fed funds rate (2)(f)	3.63%	4.33%	(0.70)%	3.64%	4.33%	(0.69)%

Beta Calculations:
Total loans and leases receivable (a)/(f)			32.9%			43.48%
Total interest-earning assets (b)/(f)			28.6%			43.48%
Total core deposits (c)/(f)			50.0%			47.83%
Total bank funding (1)(d)/(f)			47.1%			44.93%

(1)
Total bank funding represents total deposits plus FHLB advances.
(2)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) from FRED, Federal Reserve Bank of St. Louis.
(3)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Six Months Ended June 30, 2026 and 2025

Net interest income increased $4.4 million, or 12.9%, and $6.6 million, or 9.9%, respectively, during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in net interest income primarily reflected increases in average gross loans and leases outstanding and in prepayment fees of $706,000 and $280,000, respectively, during the three and six months ended June 30, 2026. Average gross loans and leases for the three and six months ended June 30, 2026 increased $310.6 million, or 9.6%, and $275.5 million, or 8.6%, respectively, compared to the three and six months ended June 30, 2025.

The yield on average interest-earning assets for the three and six months ended June 30, 2026 was 6.45% and 6.33%, respectively, compared to 6.65% and 6.63%, respectively, for the three and six months ended June 30, 2025. The decrease in yield was primarily due to the decrease in short-term market rates.

The average rate paid on total interest-bearing liabilities was 3.14% for both the three and six months ended June 30, 2026, compared to 3.55% and 3.52% for the three and six months ended June 30, 2025, respectively. Total interest-bearing liabilities includes interest-bearing deposits, FHLB advances, subordinated and junior subordinated notes and debentures payable, federal funds purchased, and other borrowings. The average rates paid decreased due to lower short-term interest rates.

Net interest margin increased to 3.78% and decreased to 3.67% for the three and six months ended June 30, 2026, respectively, compared to 3.67% and 3.68% for the three and six months ended June 30, 2025, respectively. The increase in net interest margin for the three months ended was primarily due to a $1.0 million increase in prepayment fees and asset-based loan fees, partially offset by a decrease in short-term market rates. The decrease in net interest margin for the six months ended was primarily due to a decrease in short term market rates, partially offset by an increase in prepayment fees and asset-based loan fees.

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

The following table shows the components of the provision for credit losses for the three and six months ended June 30, 2026 compared to the same period in 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Change in qualitative factors	$(357)	$590	$(1,063)	$235
Change in quantitative factors	541	746	551	2,306
Charge-offs	1,524	1,338	3,856	5,148
Recoveries	(486)	(332)	(654)	(730)
Change in reserves on individually evaluated loans, net	(37)	(247)	345	(2,742)
Change due to loan growth, net	615	536	1,683	1,277
Change in unfunded credit commitment reserves	266	70	309	(134)
Total provision for credit losses	$2,066	$2,701	$5,027	$5,360

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

Comparison of Non-Interest Income for the Three and Six Months Ended June 30, 2026 and 2025

Non-Interest Income

Non-interest income for the three months ended June 30, 2026 increased $1.3 million, or 18.1%, to $8.6 million compared to $7.3 million for the same period in 2025. The increase in total non-interest income for the three months ended was primarily driven by higher returns on limited partnership investments, private wealth fee income, service charges on deposits, and bank-owned life insurance income, partially offset by a decrease in gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the current quarter. The increase in total non-interest income for the six months ended was primarily driven by increases in commercial loan swap fees, private wealth fee income, bank-owned life insurance income, higher returns on limited partnership investments and service charges on deposits, partially offset by a decrease in gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the current quarter. Non-interest income for the six months ended June 30, 2026 increased $2.5 million, or 16.9%, to $17.3 million compared to $14.8 million for the same period in 2025.

Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 18.3% and 19.1% of total revenues for the three and six months ended June 30, 2026, respectively, compared to 17.7% and 18.1% for the three and six months ended June 30, 2025, respectively.

The components of non-interest income were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$4,257	$3,748	$509	13.6%	$8,134	$7,240	$894	12.3%
Gain on sale of SBA loans	—	397	(397)	(100.0)	592	1,360	(768)	(56.5)
Service charges on deposits	1,336	1,103	233	21.1	2,653	2,152	501	23.3
Loan fees	528	424	104	24.5	964	812	152	18.7
Bank-owned life insurance policy income	757	615	142	23.1	1,514	1,051	463	44.1
Swap fees	162	170	(8)	(4.7)	790	283	507	179.2
Other non-interest income	1,529	798	731	91.6	2,698	1,936	762	39.4
Total non-interest income	$8,569	$7,255	$1,314	18.1	$17,345	$14,834	$2,511	16.9
Fee income ratio(1)	18.3%	17.7%			19.1%	18.1%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Private wealth fee income increased $509,000, or 13.6%, and $894,000, or 12.3%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. Private wealth fee income was up compared to the prior year primarily due to an increase in assets under management and administration. Private wealth fee income can vary due to the mix of business at different fee structures and can be positively or negatively influenced by the timing and magnitude of volatility in the capital markets. As of June 30, 2026, private wealth and trust assets under management and administration increased $503.9 million, or 13.5%, totaling $4.235 billion compared to $3.731 billion as of June 30, 2025, due to an increase in market values, new clients, and new money from existing clients.

Other non-interest income increased $731,000, or 91.6%, and $762,000, or 39.4%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase is primarily due to returns on the Corporation's investments in limited partnership investments. Income from limited partnership investments varies from period to period based on changes in the realized and unrealized fair value of the underlying investments.

Commercial loan swap fee income decreased $8,000, or 4.7%, and increased $507,000, or 179.2%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. Swap fee income varies period to period based on loan activity and the interest rate environment.

Service charges on deposits increased $233,000, or 21.1%, and $501,000, or 23.3%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase was primarily driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $281,000, or 16.5%, and $537,000, or 16.0%, for the three and six months ended June 30, 2026, compared to the same period in 2025. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Gain on sale of SBA loans decreased $397,000, or 100.0%, and $768,000, or 56.5%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The decrease was due to management's decision to hold for investment any existing and new SBA 7(a) loans.

Comparison of Non-Interest Expense for the Three and Six Months Ended June 30, 2026 and 2025

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2026 increased $2.9 million, or 11.5%, and $5.1 million, or 10.3%, respectively, compared to the same periods in 2025. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings section above, increased $1.9 million, or 7.5%, and $4.3 million, or 8.7%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in operating expense was primarily due to an increase in compensation expense.

The components of non-interest expense were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Compensation	$18,462	$16,534	$1,928	11.7%	$37,003	$33,281	$3,722	11.2%
Occupancy	638	564	74	13.1	1,226	1,155	71	6.1
Professional fees	1,493	1,487	6	0.4	2,938	2,946	(8)	(0.3)
Data processing	1,482	1,368	114	8.3	2,752	2,450	302	12.3
Marketing	840	1,062	(222)	(20.9)	1,551	2,030	(479)	(23.6)
Equipment	351	335	16	4.8	758	711	47	6.6
Computer software	1,958	1,656	302	18.2	3,879	3,259	620	19.0
FDIC insurance	819	834	(15)	(1.8)	1,729	1,614	115	7.1
Other non-interest expense	1,806	1,128	678	60.1	2,966	2,241	725	32.4
Total non-interest expense	$27,849	$24,968	$2,881	11.5	$54,802	$49,687	$5,115	10.3
Total operating expense(1)	$26,892	$25,023	$1,869	7.5	$53,973	$49,640	$4,333	8.7
Actual full-time equivalent employees	355	368			355	368

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three and six months ended June 30, 2026 increased $1.9 million, or 11.7%, and $3.7 million, or 11.2%, respectively, compared to the same period in 2025. Growth reflects annual merit increases, promotions, $405,000 of severance expense related to the out of market SBA 7(a) lending exit, and higher annual cash bonus accruals due to improved Company performance. Excluding SBA severance, compensation expense increased $1.5 million, or 9.2%. Average full-time equivalent employees for the three months ended June 30, 2026 decreased to 360, down 1.1%, compared to 364 for the three months ended June 30, 2025. Excluding FTEs in out of market SBA 7(a) lending, average FTEs for the three months ended June 30, 2026 increased to 354, up 2.9%, compared to 344 for the three months ended June 30, 2025.

Other non-interest expense for the three and six months ended June 30, 2026 increased $678,000, or 60.1%, and $725,000, or 32.4%, respectively, compared to the same period in 2025. The increase was primarily due to impairment of tax credit investments and an increase in liquidation expense.

Computer software expense increased $302,000, or 18.2%, and $620,000, or 19.0%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase was primarily due to our commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

Data processing expense increased $114,000, or 8.3%, and $302,000, or 12.3%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase was primarily due to a change in credit card vendor and core provider costs commensurate with an increase in transactions, accounts, and clients.

Marketing expense decreased $222,000, or 20.9%, and $479,000, or 23.6%, for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily due to seasonality and timing of marketing campaigns. Management expects marketing spend for full year 2026 to be in line with prior year spend.

Income Taxes

Income tax expense totaled $3.4 million for the six months ended June 30, 2026 compared to $4.2 million for the same period in 2025. Income tax expense included a $1.2 million net benefit from tax credit investments compared to $882,000 for the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 10.9%, compared to 15.8% for the same period in 2025. The change in tax expense reflects the release of state deferred tax valuation allowance and timing of stock compensation vesting activity. Income tax expense for the three and six months ended June 30, 2026 includes a $1.5 million release of the remaining state deferred tax valuation allowance. This was initially recognized in 2023 following the enactment of a state law, which excluded small business lending interest from state income tax. The valuation allowance was released due to sustained historical and forecasted Wisconsin taxable income.

The Corporation expects to report a full year 2026 effective tax rate between 13% and 15%. For the remaining quarters, the effective quarterly tax rate is estimated to range between 15% and 17%.

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

Financial Condition

General

Total assets increased by $328.1 million, or 8.0%, to $4.410 billion as of June 30, 2026 compared to $4.082 billion at December 31, 2025. The increase in total assets was primarily driven by increases in loans and leases receivable and short-term investments. Total liabilities increased by $304.4 million, or 8.2%, to $4.015 billion at June 30, 2026 compared to $3.710 billion at December 31, 2025. The increase in total liabilities was primarily due to an increase in core deposits. Total stockholders’ equity increased by $23.7 million, or 6.4%, to $395.3 million at June 30, 2026 compared to $371.6 million at December 31, 2025. The increase in total stockholders’ equity was primarily due to the retention of earnings partially offset by dividends paid to common and preferred stockholders.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $1.3 million to $32.1 million at June 30, 2026 from $30.8 million at December 31, 2025. Short-term investments increased by $122.6 million to $131.3 million at June 30, 2026 from $8.7 million at December 31, 2025. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. The increase compared to prior year-end is primarily due to cash management activity, including loan funding and deposit activity. As of June 30, 2026 and December 31, 2025, interest-bearing deposits held at the FRB were $130.1 million and $7.7 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth when opportunities are presented, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities

Total securities, including available-for-sale and held-to-maturity, decreased by $12.9 million, or 3.0%, to $414.4 million, or 9.4% of total assets at June 30, 2026 compared to $427.3 million or 10.5% of total assets at December 31, 2025. During the six months ended June 30, 2026, the Corporation recognized unrealized losses of $4.0 million before income taxes through other comprehensive income, compared to unrealized gains of $7.2 million for the same period in 2025. The unrealized losses in the current period were driven by changes in market interest rates. As of June 30, 2026 and December 31, 2025, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.0 and 4.7 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from this source through independent verification, data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of June 30, 2026.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $210.9 million, or 12.6% annualized, to $3.548 billion at June 30, 2026 from $3.337 billion at December 31, 2025 primarily driven by commercial and industrial loan growth. Management expects to continue to manage loan growth towards our long term target of 10%.

Commercial and Industrial ("C&I") loans increased $106.5 million, or 16.7% annualized, to $1.380 billion compared to December 31, 2025 and included a $23.7 million transfer from loans held for sale related to the exit from out of market SBA 7(a) lending activities in the current quarter. The increase was also due to growth across our bank markets and in Asset Based Lending.

Total commercial real estate (“CRE”) loans increased $101.6 million, or 9.9% annualized, to $2.162 billion. The increase was primarily due to growth across our bank markets.

CRE loans represented 60.2% and 61.0% of our total loans as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, 16.0% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2025. We consider the owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of June 30,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$345,984	9.6%	$293,706	8.7%
Commercial real estate — non-owner occupied	874,669	24.4	885,870	26.2
Construction and land development	227,782	6.3	248,560	7.4
Multi-family	654,405	18.2	571,468	16.9
1-4 family	58,981	1.6	60,661	1.8
Total commercial real estate	2,161,821	60.1	2,060,265	61.0
Commercial and industrial	1,380,476	38.6	1,273,997	37.8
Consumer and other	46,027	1.3	40,965	1.2
Total gross loans and leases receivable	3,588,324	100.0%	3,375,227	100.0%
Less:
Allowance for credit losses	37,393		35,877
Deferred loan fees and costs, net	2,709		1,986
Loans and leases receivable, net	$3,548,222		$3,337,364

Below is a view of selected loan portfolios disaggregated by North American Industry Classification System (“NAICs”) code as of June 30, 2026:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	5%	32%	20%	12%	31%	100%
Commercial real estate — non- owner occupied	78% (1)	—%	9%	2%	11%	100%
Commercial and industrial	4%	28%	17%	6%	45%	100%

(1)
Includes approximately $302.4 million of office real estate, or 8.4% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of June 30,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Deposits	Amount Outstanding	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$420,556	11.7%	$378,770	11.2%
Interest-bearing transaction accounts	1,297,353	36.1	1,103,696	32.7
Money market accounts	936,914	26.1	905,773	26.8
Certificates of deposit	222,852	6.2	284,764	8.4
Wholesale deposits	714,490	19.9	707,412	20.9
Total deposits	$3,592,165	100.0%	$3,380,415	100.0%

Uninsured deposits	$1,192,776		$1,220,177
Less: uninsured deposits collateralized by pledged assets or letters of credit	42,130		68,656
Total uninsured, net of collateralized deposits	$1,150,646	32.0%	$1,151,521	34.1%

As of June 30, 2026, total period-end deposits increased by $211.8 million, or 12.5% annualized, to $3.592 billion from $3.380 billion at December 31, 2025. As of June 30, 2026, total period-end core deposits increased $204.7 million, or 15.3% annualized, to $2.878 billion, compared to $2.673 billion at December 31, 2025. Core deposits are considered all deposits that are not wholesale deposits. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will continue to contribute to a net increase in core deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits increased $474.6 million, or 19.9%, to $2.854 billion for the six months ended June 30, 2026 compared to $2.380 billion for the six months ended June 30, 2025.

FHLB Advances and Other Borrowings

As of June 30, 2026, FHLB advances and other borrowings increased by $94.7 million, or 37.6%, to $346.8 million from $252.1 million at December 31, 2025. The increase was primarily driven by liquidity management considerations. The increase also supported interest rate risk management through match-funding of fixed-rate assets to enhance funding flexibility and help stabilize net interest margin. Average FHLB advances and other borrowings decreased by $30.6 million, or 10.4%, to $264.4 million from $294.9 million at June 30, 2025. The decrease is primarily due to funding needs being met by growth in deposits.

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

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of June 30, 2026 and December 31, 2025.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and six months ended June 30, 2026, the Corporation paid $219,000 and $438,000, respectively, in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of June 30, 2026, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.206 billion, compared to $1.167 billion as of December 31, 2025. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between September 2026 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of June 30, 2026, the commercial borrower swaps were reported on the Unaudited Consolidated Balance Sheets as a derivative asset of $2.5 million and liability of $39.6 million compared to a derivative asset of $9.7 million and liability of $34.6 million as of December 31, 2025. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between September 2026 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Unaudited Consolidated Balance Sheets as a net derivative asset of $37.2 million as of June 30, 2026, compared to a net derivative asset of $24.9 million as of December 31, 2025. The gross amounts of the fair value of the dealer counterparty swaps as of June 30, 2026, without regard to the enforceable master netting agreement, was a gross derivative liability of $2.5 million and gross derivative asset of $39.6 million, compared to a gross derivative liability of $9.7 million and gross derivative asset of $34.6 million as of December 31, 2025.

The Bank also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2026, the aggregate notional value of interest rate swaps designated as cash flow hedges was $477.5 million. These interest rate swaps mature between July 2026 and February 2041. A pre-tax unrealized gain of $3.6 million and $6.3 million was recognized in other comprehensive income for the three and six months ended June 30, 2026, respectively, and there was no ineffective portion of these hedges.

The Bank also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of June 30, 2026, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $147,000 and $186,000 was recognized in other comprehensive income for the three and six months ended June 30, 2026, respectively, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction and land development	11,424	14,581
Multi-family	4,111	4,292
1-4 family	—	—
Total non-accrual commercial real estate	15,535	18,873
Commercial and industrial	22,527	24,982
Consumer and other	—	—
Total non-accrual loans and leases	38,062	43,855
Repossessed assets, net	—	—
Total non-performing assets	$38,062	$43,855

Total non-accrual loans and leases to gross loans and leases	1.06%	1.30%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	1.06	1.30
Total non-performing assets to total assets	0.86	1.07
Allowance for credit losses to gross loans and leases	1.10	1.12
Allowance for credit losses to non-accrual loans and leases	103.82	85.95

Non-performing assets decreased $5.8 million, to $38.1 million at June 30, 2026, compared to $43.9 million at December 31, 2025. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.06% and 1.30% at June 30, 2026 and December 31, 2025, respectively. The decline was primarily due to a $3.4 million sale at par of a land development CRE non-accrual loan, paydowns in the SBA portfolio, and lower non-accrual balances from equipment finance loans.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets were 0.86% and 1.07% at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the payment performance of our loans and leases did not indicate any new areas of concern, as 98.9% and 98.7%, respectively, of the total portfolio at the end of each period was in current payment status.

We reviewed loans and leases with exposure to certain industries as of June 30, 2026:

•
Transportation, Equipment Finance: $14.4 million, or 0.4%, of total loans - Management considered the following: $1.1 million, or 7.8%, of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Transportation, excluding Equipment Finance: $44.0 million or 1.2% of total loans - Management considered the following: One borrower with a balance of $5.6 million, or 12.6%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $302.4 million, or 8.4%, of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $654.4 million, or 18.2%, of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

As of June 30, 2026, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2026	2025	2025
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$24,724	$15,148	$29,525
Individually evaluated loans and leases with specific reserves required	13,338	13,485	14,330
Total individually evaluated loans and leases	38,062	28,633	43,855
Less: Specific reserves (included in allowance for credit losses)	5,894	6,176	5,550
Net carrying value of non-accrual loans and leases	$32,168	$22,457	$38,305
Average non-accrual loans and leases	$42,735	$26,024	$26,567

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $1.8 million, or 4.8%, to $39.5 million as of June 30, 2026 from $37.7 million as of December 31, 2025. The allowance for credit losses as a percentage of gross loans and leases was 1.10% as of June 30, 2026 compared to 1.12% as of December 31, 2025.

During the six months ended June 30, 2026, we recorded net charge-offs of $3.2 million, comprised of $3.9 million of charge-offs and $654,000 of recoveries, compared to net charge-offs of $4.4 million, comprised of $5.1 million of charge-offs and $730,000 of recoveries during the six months ended June 30, 2025. Charge-offs on Equipment Finance loans were higher in the six months ended June 30, 2025 due to a change in policy which accelerated charge-offs by approximately one quarter. Management believes this change better reflects the impact of an accelerated collection and liquidation process. We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

As of June 30, 2026 and December 31, 2025, our ratio of allowance for credit losses to total non-accrual loans and leases was 103.8% and 86.0%, respectively. This ratio increased primarily due to a decrease in non-accrual loans primarily driven by the sale of a non-accrual loan and increase in ACL reserves primarily driven by an increase in general reserves due to loan growth. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded and unfunded loan and lease portfolio was $39.5 million, or 1.10% of gross loans and leases, at June 30, 2026 compared to $37.7 million, or 1.12% of gross loans and leases, at December 31, 2025. The decrease in this ratio is due to lower general reserves as a percentage of total loans primarily due to lower qualitative factors. Given the ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The following represents additional information regarding our allowance for credit losses:

	As of
	June 30, 2026		March 31, 2026		December 31, 2025		September 30, 2025
	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases
Allowance for credit losses:
Loans collectively evaluated	$31,499	0.88%	$30,700	0.88%	$30,327	0.90%	$31,065	0.93%
Loans individually evaluated	5,894	0.16%	5,931	0.17%	5,550	0.16%	5,625	0.17%
Unfunded commitments reserve	2,124		1,858		1,815		1,692
Total	39,517	1.10%	38,489	1.10%	37,692	1.12%	38,382	1.15%
Loans and lease receivables:	$3,585,615		$3,498,903		$3,373,241		$3,334,956

The following is a summary of the activity in the allowance for credit losses:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Allowance at beginning of period	$38,489	$36,515	$37,692	$37,268
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(1,524)	(1,338)	(3,856)	(5,138)
Consumer and other	—	—	—	(10)
Total charge-offs	(1,524)	(1,338)	(3,856)	(5,148)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	2
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	5	7	12	13
Commercial and industrial	481	325	642	715
Consumer and other	—	—	—	—
Total recoveries	486	332	654	730
Net charge-offs	(1,038)	(1,006)	(3,202)	(4,418)
Provision for credit losses	2,066	2,701	5,027	5,360
Allowance at end of period	$39,517	$38,210	$39,517	$38,210
Components:
Allowance for credit losses on loans	$37,393	$36,861	$37,393	$36,861
Allowance for credit losses on unfunded credit commitments	2,124	1,349	2,124	1,349
Total ACL	$39,517	$38,210	$39,517	$38,210
Annualized net charge offs (recoveries) as a percentage of average gross loans and leases	0.12%	0.12%	0.18%	0.28%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at June 30, 2026 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on June 30, 2026. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of liquidity

	As of
(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Short-term investments	$131,294	$104,565	$8,714	$8,074	$72,520
Collateral value of unencumbered pledged loans	987,993	968,320	992,398	906,042	893,499
Market value of unencumbered securities	378,423	387,700	388,474	376,783	347,196
Readily accessible liquidity	1,497,710	1,460,585	1,389,586	1,290,899	1,313,215

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity (1)	878,888	806,268	775,851	732,951	645,843
Total liquidity	$2,421,598	$2,311,853	$2,210,437	$2,068,850	$2,004,058
Total uninsured deposits, net of collateralized deposits	1,150,646	1,177,731	1,151,521	1,028,307	1,001,519

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical measure of our ability to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity increased $108.1 million from December 31, 2025 due primarily to an increase in short-term investments. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity.

We had $1.006 billion of outstanding wholesale funds at June 30, 2026, compared to $904.7 million of wholesale funds as of December 31, 2025, which represented 25.9% and 25.3%, respectively, of ending balance total bank funding. Wholesale funds include FHLB advances and brokered deposits. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. Term wholesale funds are stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. Non-maturity wholesale deposits are also stable as the Bank has developed relationships with reliable providers and the term of the deposit is typically agreed upon by both parties. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

We will continue to use term wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of June 30, 2026.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended June 30, 2026. In the event that there is a disruption in the availability of wholesale funds at maturity, the

Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. As of June 30, 2026, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

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

During the six months ended June 30, 2026, operating activities resulted in a net cash inflow of $46.8 million, which included net income of $27.8 million. Net cash used by investing activities for the six months ended June 30, 2026 was $221.6 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in tax credit investments. Net cash provided by financing activities was $298.6 million for the six months ended June 30, 2026 primarily due to a net increase in deposits and FHLB advances. Please refer to the Unaudited Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2026, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

	Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	June 30, 2026	December 31, 2025
Down 300	(1.44)%	(3.26)%
Down 200	(0.10)	(0.94)
Down 100	(0.14)	(0.47)
No Change	—	—
Up 100	0.07	0.72
Up 200	0.10	1.34
Up 300	0.12	1.95

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of June 30, 2026, the Corporation has not repurchased any shares under this repurchase program.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026 - April 30, 2026	14,304	$58.60	—	—
May 1, 2026 - May 31, 2026	725	53.81	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
Total	15,029	$58.37	—	79,152

(1)
During the second quarter of 2026, the Corporation repurchased an aggregate 15,029 shares of the Corporation’s common stock in open-market transactions, all of which were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchase under the April 26, 2024 share repurchase program was calculated by dividing the $5.0 million remaining capacity by the closing stock price on June 30, 2026 of $63.17.

Item 5. Other Information

During the three months ended June 30, 2026, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Form of Performance Executive Officer Share Awards for 2026

10.2	Form of Time Vested Share Awards for 2026

10.3	Form of Director Share Awards for 2026

10.4

Employment Agreement dated as of April 15, 2026, by and between First Business Financial Service, Inc. and David R. Seiler, incorporated by reference to Current Report on Form 8-K/A, filed May 11, 2026

10.5	First Business Financial Services, Inc. 2026 Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on March 5, 2026)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
July 31, 2026	/s/ David R. Seiler
David R. Seiler
President & Chief Executive Officer

July 31, 2026	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)