Form 10-Q
period 2026-09-30
FIRST BUSINESS FINANCIAL SERVICES, INC.
filed 2026-10-30
CIK 1521951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s sole class of common stock, par value $0.01 per share, on October 26, 2026 was 8,328,723 shares.

FIRST BUSINESS FINANCIAL SERVICES, INC.

INDEX — FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

First Business Financial Services, Inc.

Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$32,860	$30,771
Short-term investments	59,417	8,714
Cash and cash equivalents	92,277	39,485
Securities available-for-sale, at fair value	398,807	422,087
Securities held-to-maturity, at amortized cost	4,546	5,210
Loans held for sale	—	18,849
Loans and leases receivable, net of allowance for credit losses of $36,541 and $35,877, respectively	3,637,276	3,337,364
Premises and equipment, net	4,346	4,669
Right-of-use assets, net	4,517	5,317
Bank-owned life insurance	86,318	83,994
Federal Home Loan Bank stock, at cost	5,979	8,940
Goodwill and other intangible assets	11,833	11,985
Derivatives	78,574	36,515
Accrued interest receivable and other assets	119,799	107,472
Total assets	$4,444,272	$4,081,887
Liabilities and Stockholders’ Equity
Deposits	$3,749,773	$3,380,415
Federal Home Loan Bank advances and other borrowings	187,393	252,051
Lease liabilities	6,355	7,361
Derivatives	63,513	36,926
Accrued interest payable and other liabilities	32,634	33,549
Total liabilities	4,039,668	3,710,302
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, 12,500 shares of 7% non-cumulative perpetual preferred stock, Series A, outstanding at September 30, 2026 and December 31, 2025	11,992	11,992
Common stock, $0.01 par value, 25,000,000 shares authorized, 9,566,817 and 9,493,274 shares issued, 8,357,781 and 8,325,376 shares outstanding at September 30, 2026 and December 31, 2025, respectively	97	96
Additional paid-in capital	98,853	96,487
Retained earnings	340,536	305,536
Accumulated other comprehensive loss	(11,550)	(9,740)
Treasury stock, 1,209,036 and 1,167,898 shares at September 30, 2026 and December 31, 2025, respectively, at cost	(35,324)	(32,786)
Total stockholders’ equity	404,604	371,585
Total liabilities and stockholders’ equity	$4,444,272	$4,081,887

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Data)
Interest income
Loans and leases	$61,378	$58,500	$177,695	$170,395
Securities	4,211	4,011	12,677	11,199
Short-term investments	936	1,235	3,070	2,964
Total interest income	66,525	63,746	193,442	184,558
Interest expense
Deposits	24,169	26,338	71,202	73,611
Federal Home Loan Bank advances and other borrowings	3,278	2,522	9,502	9,019
Total interest expense	27,447	28,860	80,704	82,630
Net interest income	39,078	34,886	112,738	101,928
Provision for credit losses	1,943	1,440	6,969	6,800
Net interest income after provision for credit losses	37,135	33,446	105,769	95,128
Non-interest income
Private wealth management service fees	4,175	3,687	12,309	10,928
Gain on sale of Small Business Administration loans	—	382	592	1,742
Service charges on deposits	1,409	1,151	4,063	3,303
Loan fees	470	501	1,434	1,313
Bank-owned life insurance policy income	785	965	2,299	2,016
Swap fees	555	974	1,345	1,257
Other non-interest income	1,035	1,980	3,731	3,916
Total non-interest income	8,429	9,640	25,773	24,475
Non-interest expense
Compensation	17,769	17,442	54,772	50,723
Occupancy	594	567	1,820	1,721
Professional fees	1,289	1,071	4,228	4,016
Data processing	1,489	1,123	4,241	3,574
Marketing	735	876	2,286	2,906
Equipment	320	296	1,078	1,007
Computer software	2,063	1,826	5,942	5,085
FDIC insurance	696	817	2,424	2,432
Other non-interest expense	1,150	1,682	4,116	3,924
Total non-interest expense	26,105	25,700	80,907	75,388
Income before income tax expense	19,459	17,386	50,635	44,215
Income tax expense	2,887	2,993	6,283	7,229
Net income	16,572	14,393	44,352	36,986
Preferred stock dividend	218	218	656	656
Net income available to common shareholders	$16,354	$14,175	$43,696	$36,330
Earnings per common share
Basic	$1.95	$1.70	$5.24	$4.37
Diluted	1.95	1.70	5.24	4.37
Dividends declared per share	0.34	0.29	1.02	0.87

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net income	$16,572	$14,393	$44,352	$36,986
Other comprehensive income (loss)
Securities available-for-sale:
Unrealized securities gains (losses) arising during the period	(14,528)	2,161	(18,564)	9,380
Securities held-to-maturity:
Amortization of net unrealized losses transferred from available-for-sale	—	—	—	1
Interest rate swaps:
Unrealized gains (losses) on interest rate swaps arising during the period	8,967	(678)	15,472	(9,786)
Income tax benefit (expense)	1,457	(329)	1,282	180
Total other comprehensive income (loss)	(4,104)	1,154	(1,810)	(225)
Comprehensive income	$12,468	$15,547	$42,542	$36,761

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2024	8,293,928	$11,992	$95	$93,545	$265,778	$(11,425)	$(31,396)	$328,589
Net income	—	—	—	—	11,171	—	—	11,171
Other comprehensive loss	—	—	—	—	—	(946)	—	(946)
Share-based compensation - restricted shares and employee stock purchase plan	21,914	—	1	650	—	—	—	651
Issuance of common stock under the employee stock purchase plan	841	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,442)	—	—	(2,442)
Treasury stock purchased	(14,716)	—	—	—	—	—	(777)	(777)
Balance at March 31, 2025	8,301,967	$11,992	$96	$94,231	$274,288	$(12,371)	$(32,173)	$336,063
Net income	—	—	—	—	11,422	—	—	11,422
Other comprehensive loss	—	—	—	—	—	(433)	—	(433)
Share-based compensation - restricted shares and employee stock purchase plan	33,654	—	—	926	—	—	—	926
Issuance of common stock under the employee stock purchase plan	791	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.29 per share)	—	—	—	—	(2,414)	—	—	(2,414)
Treasury stock purchased	(12,942)	—	—	—	—	—	(586)	(586)
Balance at June 30, 2025	8,323,470	$11,992	$96	$95,193	$283,077	$(12,804)	$(32,759)	$344,795
Net income	—	—	—	—	14,393	—	—	14,393
Other comprehensive income	—	—	—	—	—	1,154	—	1,154
Share-based compensation - restricted shares and employee stock purchase plan	348	—	—	585	—	—	—	585
Issuance of common stock under the employee stock purchase plan	796	—	—	36	—	—	—	36
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.29 per share)	—	—	—	—	(2,415)	—	—	(2,415)
Treasury stock purchased	(227)	—	—	—	—	—	(11)	(11)
Balance at September 30, 2025	8,324,387	$11,992	$96	$95,814	$294,837	$(11,650)	$(32,770)	$358,319

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance at December 31, 2025	8,325,376	$11,992	$96	$96,487	$305,536	$(9,740)	$(32,786)	$371,585
Net income	—	—	—	—	12,200	—	—	12,200
Other comprehensive loss	—	—	—	—	—	(456)	—	(456)
Share-based compensation - restricted shares and employee stock purchase plan	31,357	—	—	647	—	—	—	647
Issuance of common stock under the employee stock purchase plan	692	—	—	33	—	—	—	33
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.34 per share)	—	—	—	—	(2,899)	—	—	(2,899)
Treasury stock purchased	(13,906)	—	—	—	—	—	(811)	(811)
Balance at March 31, 2026	8,343,519	$11,992	$96	$97,167	$314,618	$(10,196)	$(33,597)	$380,080
Net income	—	—	—	—	15,580	—	—	15,580
Other comprehensive income	—	—	—	—	—	2,750	—	2,750
Share-based compensation - restricted shares and employee stock purchase plan	39,253	—	1	911	—	—	—	912
Issuance of common stock under the employee stock purchase plan	577	—	—	33	—	—	—	33
Preferred stock dividends	—	—	—	—	(219)	—	—	(219)
Cash dividends ($0.34 per share)	—	—	—	—	(2,951)	—	—	(2,951)
Treasury stock purchased	(15,029)	—	—	—	—	—	(878)	(878)
Balance at June 30, 2026	8,368,320	$11,992	$97	$98,111	$327,028	$(7,446)	$(34,475)	$395,307
Net income	—	—	—	—	16,572	—	—	16,572
Other comprehensive loss	—	—	—	—	—	(4,104)	—	(4,104)
Share-based compensation - restricted shares and employee stock purchase plan	1,091	—	—	707	—	—	—	707
Issuance of common stock under the employee stock purchase plan	573	—	—	35	—	—	—	35
Preferred stock dividends	—	—	—	—	(218)	—	—	(218)
Cash dividends ($0.34 per share)	—	—	—	—	(2,846)	—	—	(2,846)
Treasury stock purchased	(12,203)	—	—	—	—	—	(849)	(849)
Balance at September 30, 2026	8,357,781	$11,992	$97	$98,853	$340,536	$(11,550)	$(35,324)	$404,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

First Business Financial Services, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Operating activities
Net income	$44,352	$36,986
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes, net	(288)	225
Provision for credit losses	6,969	6,800
Depreciation, amortization and accretion, net	2,897	2,824
Share-based compensation	2,266	2,161
Impairment of tax credit investments	845	60
Amortization of tax credit investments	6,253	4,104
Bank-owned life insurance policy income	(2,299)	(2,016)
Origination of loans for sale	(72,363)	(113,272)
Sale of loans originated for sale	72,955	115,030
Gain on sale of loans originated for sale	(592)	(1,742)
Net gain on repossessed assets	—	27
Return on investment in limited partnerships	1,384	1,334
Excess tax benefit from share-based compensation	370	233
Net payments on operating lease liabilities	(1,214)	(1,184)
Net (decrease) increase in accrued interest receivable and other assets	(36,853)	17,263
Net decrease (increase) in accrued interest payable and other liabilities	27,662	(23,279)
Net cash provided by operating activities	52,344	45,554
Investing activities
Proceeds from maturities, redemptions, and paydowns of available-for-sale securities	59,900	42,416
Proceeds from maturities, redemptions, and paydowns of held-to-maturity securities	660	1,151
Purchases of available-for-sale securities	(54,814)	(102,813)
Proceeds from sale of repossessed assets	—	24
Net increase in loans and leases	(287,539)	(227,513)
Investments in limited partnerships	(2,065)	(3,029)
Returns of investments in limited partnerships	25	229
Investment in tax credit investments	(11,218)	(12,673)
Distributions from tax credit investments	140	26
Proceeds from sale of tax credit investments	69	2,483
Investment in Federal Home Loan Bank stock	(31,706)	(20,634)
Proceeds from the sale of Federal Home Loan Bank stock	34,667	22,645
Purchases of leasehold improvements and equipment, net	(599)	(556)
Proceeds from sale of leasehold improvements and equipment	42	—
Purchases of bank owned life insurance policies	(25)	(24,500)
Proceeds from bank owned life insurance claim	—	471
Net cash used in investing activities	(292,463)	(322,273)
Financing activities
Net increase in deposits	369,358	225,931
Repayment of Federal Home Loan Bank advances	(1,343,733)	(1,040,261)
Proceeds from Federal Home Loan Bank advances	1,278,986	986,812
Net increase in long-term borrowed funds	89	77
Cash dividends paid	(8,696)	(7,271)
Preferred stock dividends paid	(656)	(656)
Proceeds from issuance of common stock under ESPP	101	108
Purchase of treasury stock	(2,538)	(1,374)
Net cash provided by financing activities	292,911	163,366
Net increase (decrease) in cash and cash equivalents	52,792	(113,353)
Cash and cash equivalents at the beginning of the period	39,485	157,702
Cash and cash equivalents at the end of the period	$92,277	$44,349
Supplementary cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$81,492	$82,646
Net income taxes paid	4,750	1,613
Non-cash investing and financing activities:
Transfer of loans held for sale to loans and leases receivable	18,849	—
Right-of-use assets obtained in exchange for lease liabilities	—	712

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

Management of the Corporation is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that could significantly change in the near-term include the value of securities and interest rate swaps, level of the allowance for credit losses, lease residuals, property under operating leases, goodwill, and income taxes. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026. Certain amounts in prior periods may have been reclassified to conform to the current presentation. Subsequent events have been evaluated through the date of the issuance of the unaudited Consolidated Financial Statements.

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

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Subtopic 270): Narrow-Scope Improvements." This update clarifies interim disclosure requirements. This update is effective for fiscal years beginning after December 15, 2027. The Corporation plans to adopt this standard as required and it will not impact net income, stockholders' equity, or cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in Thousands, Except Share Data)
Basic earnings per common share
Net income	$16,572	$14,393	$44,352	$36,986
Less: preferred stock dividends	218	218	656	656
Less: earnings allocated to participating securities	239	259	702	719
Basic earnings allocated to common shareholders	$16,115	$13,916	$42,994	$35,611
Weighted-average common shares outstanding, excluding participating securities	8,245,915	8,171,404	8,209,475	8,153,181
Basic earnings per common share	$1.95	$1.70	$5.24	$4.37
Diluted earnings per common share
Earnings allocated to common shareholders, diluted	$16,115	$13,916	$42,994	$35,611
Weighted-average diluted common shares outstanding, excluding participating securities	8,245,915	8,171,404	8,209,475	8,153,181
Diluted earnings per common share	$1.95	$1.70	$5.24	$4.37

Note 3 — Share-Based Compensation

The Corporation adopted the 2026 Equity Incentive Plan (the “Plan”) during the quarter ended June 30, 2026. The Plan is administered by the Compensation Committee of the Board of Directors (the “Board”) of the Corporation and provides for the grant of equity ownership opportunities through incentive stock options and nonqualified stock options, restricted stock, restricted stock units, dividend equivalent units, and any other type of award permitted by the Plan. As of September 30, 2026, 294,009 shares were available for future grants under the Plan. Shares covered by awards that are canceled, forfeited or expire will again be available for the grant of awards under the Plan.

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

Restricted stock activity for the year ended December 31, 2025 and the nine months ended September 30, 2026 was as follows:

	RSA	Weighted Average Grant Price	PRSU	Weighted Average Grant Price	RSU	Weighted Average Grant Price	Total	Weighted Average Grant Price
Nonvested balance as of December 31, 2024	28,896	$30.09	49,630	$42.24	80,161	$36.04	158,687	$36.77
Granted (1)	—	—	12,195	63.61	45,789	51.39	57,984	53.92
Vested	(20,280)	28.74	(15,825)	42.70	(32,376)	37.56	(68,481)	37.21
Forfeited	(976)	33.60	—	—	(2,468)	41.48	(3,444)	40.79
Nonvested balance as of December 31, 2025	7,640	33.76	46,000	47.31	91,106	43.03	144,746	43.87
Granted (1)	—	—	9,575	63.60	48,999	57.43	58,574	58.43
Vested	(7,437)	33.62	(16,780)	40.26	(38,751)	42.96	(62,968)	40.96
Forfeited	—	—	—	—	(9,008)	46.70	(9,008)	46.70
Nonvested balance as of September 30, 2026	203	$38.91	38,795	$54.38	92,346	$50.43	131,344	$51.58
Unrecognized compensation cost (in thousands)	$1		$924		$3,577		$4,502
Weighted average remaining recognition period (in years)	0.13		1.80		2.18		2.16
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

The Corporation issued 1,842 and 2,428 shares of common stock under the ESPP during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025, 221,849 and 224,378, respectively, shares remained available for issuance under the ESPP.

Share-based compensation expense related to restricted stock and ESPP included in the unaudited Consolidated Statements of Income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Share-based compensation expense	$707	$585	$2,266	$2,161

Note 4 — Securities

The amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$—	$—
U.S. government agency securities - government-sponsored enterprises	2,500	—	(210)	2,290
Municipal securities	47,591	8	(6,298)	41,301
Residential mortgage-backed securities - government issued	176,035	4	(7,591)	168,448
Residential mortgage-backed securities - government-sponsored enterprises	159,933	8	(12,869)	147,072
Commercial mortgage-backed securities - government issued	2,255	—	(390)	1,865
Commercial mortgage-backed securities - government-sponsored enterprises	41,677	—	(3,846)	37,831
	$429,991	$20	$(31,204)	$398,807

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale:
U.S. treasuries	$4,995	$—	$(94)	$4,901
U.S. government agency securities - government-sponsored enterprises	2,500	—	(186)	2,314
Municipal securities	46,993	328	(3,429)	43,892
Residential mortgage-backed securities - government issued	166,933	1,279	(1,577)	166,635
Residential mortgage-backed securities - government-sponsored enterprises	168,544	929	(6,930)	162,543
Commercial mortgage-backed securities - government issued	2,416	—	(302)	2,114
Commercial mortgage-backed securities - government-sponsored enterprises	42,326	71	(2,709)	39,688
	$434,707	$2,607	$(15,227)	$422,087

The amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	As of September 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,856	$—	$(22)	$1,834
Residential mortgage-backed securities - government issued	343	—	(28)	315
Residential mortgage-backed securities - government-sponsored enterprises	357	—	(31)	326
Commercial mortgage-backed securities - government-sponsored enterprises	1,990	—	(51)	1,939
	$4,546	$—	$(132)	$4,414

	As of December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-maturity:
Municipal securities	$2,144	$—	$(3)	$2,141
Residential mortgage-backed securities - government issued	546	—	(26)	520
Residential mortgage-backed securities - government-sponsored enterprises	518	—	(18)	500
Commercial mortgage-backed securities - government-sponsored enterprises	2,002	—	(22)	1,980
	$5,210	$—	$(69)	$5,141

U.S. Treasuries contain treasury bonds issued by the United States Treasury. U.S. government agency securities - government-sponsored enterprises represent securities issued by Federal National Mortgage Association (“FNMA”) and the Small Business Administration ("SBA"). Municipal securities include securities issued by various municipalities and are primarily general obligation bonds that are primarily tax-exempt. Residential and commercial mortgage-backed securities - government issued represent securities guaranteed by the Government National Mortgage Association. Residential and commercial mortgage-backed securities - government-sponsored enterprises include securities guaranteed by the Federal Home Loan Mortgage Corporation, FNMA, and the Federal Home Loan Bank ("FHLB"). The Corporation sold no available-for-sale securities during the three and nine months ended September 30, 2026 and 2025.

At September 30, 2026 and December 31, 2025, securities with a fair value of $33.9 million and $38.8 million, respectively, were pledged to secure various obligations, including interest rate swap contracts and municipal deposits.

The amortized cost and fair value of securities by contractual maturity at September 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$3,863	$3,778	$460	$459
Due in one year through five years	10,174	9,417	1,396	1,375
Due in five through ten years	11,496	10,112	—	—
Due in over ten years	24,558	20,284	—	—
	50,091	43,591	1,856	1,834
Residential mortgage-backed securities	335,968	315,520	700	641
Commercial mortgage-backed securities	43,932	39,696	1,990	1,939
	$429,991	$398,807	$4,546	$4,414

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2026 and December 31, 2025. At September 30, 2026, the Corporation held 256 available-for-sale securities that were in an unrealized loss position, 144 of which have been in a continuous unrealized loss position for twelve months or greater.

The Corporation has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Corporation reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and nine months ended September 30, 2026 and 2025, management concluded that in all instances securities with fair value less than carrying value was due to market factors; thus, no credit loss provision was required.

A summary of unrealized loss information for securities available-for-sale, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$—	$—	$—	$—
U.S. government agency securities - government- sponsored enterprises	—	—	2,290	210	2,290	210
Municipal securities	8,494	397	30,943	5,901	39,437	6,298
Residential mortgage-backed securities - government issued	156,127	5,739	11,762	1,852	167,889	7,591
Residential mortgage-backed securities - government-sponsored enterprises	88,401	3,790	56,919	9,079	145,320	12,869
Commercial mortgage-backed securities - government issued		—	1,865	390	1,865	390
Commercial mortgage-backed securities - government-sponsored enterprises	11,412	662	26,419	3,184	37,831	3,846
	$264,434	$10,588	$130,198	$20,616	$394,632	$31,204

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Available-for-sale:
U.S. treasuries	$—	$—	$4,901	$94	$4,901	$94
U.S. government agency securities - government- sponsored enterprises	—	—	2,314	186	2,314	186
Municipal securities	—	—	34,660	3,429	34,660	3,429
Residential mortgage-backed securities - government issued	25,970	85	17,454	1,492	43,424	1,577
Residential mortgage-backed securities - government-sponsored enterprises	14,002	73	72,481	6,857	86,483	6,930
Commercial mortgage-backed securities - government issued	—	—	2,114	302	2,114	302
Commercial mortgage-backed securities - government-sponsored enterprises	5,971	44	27,575	2,665	33,546	2,709
	$45,943	$202	$161,499	$15,025	$207,442	$15,227

The tables below show the Corporation’s gross unrealized losses and fair value of held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2026 and December 31, 2025. At September 30, 2026, the Corporation held 19 held-to-maturity securities that were in an unrealized loss position, 15 of which have been in a continuous loss position for twelve months or greater. Management assesses held-to-maturity securities for credit losses on a quarterly basis. The assessment includes review of credit ratings, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to market factors, specifically changes in interest rates. Accordingly, no credit loss provision was recorded in the unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025.

A summary of unrecognized loss information for securities held-to-maturity, categorized by security type and length of time for which the security has been in a continuous unrealized loss position, follows:

	As of September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$1,834	$22	$—	$—	$1,834	$22
Residential mortgage-backed securities - government issued	—	—	315	28	315	28
Residential mortgage-backed securities - government-sponsored enterprises	—	—	326	31	326	31
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,939	51	1,939	51
	$1,834	$22	$2,580	$110	$4,414	$132

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In Thousands)
Held-to-maturity:
Municipal securities	$959	$1	$680	$2	$1,639	$3
Residential mortgage-backed securities - government issued	—	—	520	26	520	26
Residential mortgage-backed securities - government-sponsored enterprises	—	—	500	18	500	18
Commercial mortgage-backed securities - government-sponsored enterprises	—	—	1,980	22	1,980	22
	$959	$1	$3,680	$68	$4,639	$69

Note 5 — Loans, Lease Receivables, and Allowance for Credit Losses

Loan and lease receivables consist of the following:

	September 30, 2026	December 31, 2025
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$347,783	$293,706
Commercial real estate — non-owner occupied	955,378	885,870
Construction and land development	184,718	248,560
Multi-family	690,323	571,468
1-4 family	60,868	60,661
Total commercial real estate	2,239,070	2,060,265
Commercial and industrial	1,389,826	1,273,997
Consumer and other	48,021	40,965
Total gross loans and leases receivable	3,676,917	3,375,227
Less:
Allowance for credit losses	36,541	35,877
Deferred loan fees and costs, net	3,100	1,986
Loans and leases receivable, net	$3,637,276	$3,337,364

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

September 30, 2026
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	7,111	$—	$7,111
Outstanding balance of loans serviced	—	—	—	—	—	74,552	—	74,552
Ownership of transferred loans	—	—	—	—	—	21,669	—	21,669
Non-SBA
Loans transferred to third parties	$—	$—	$28,603	$668	$—	$54,830	$—	$84,101
Outstanding balance of loans serviced	11,608	127,647	32,052	171,073	—	30,910	—	373,290
Ownership of transferred loans	6,633	156,920	85,307	142,329	—	19,151	—	410,340
Loan participations purchased	—	—	—	—	—	7,441	—	7,441

September 30, 2025
(In Thousands)	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
SBA
Loans transferred to third parties	$—	$—	$—	$—	$—	$17,430	$—	$17,430
Outstanding balance of loans serviced	—	—	—	—	—	83,472	—	83,472
Ownership of transferred loans	—	—	—	—	—	25,248	—	25,248
Non-SBA
Loans transferred to third parties	$—	$22,146	$52,249	$3,875	$—	$17,589	$—	$95,859
Outstanding balance of loans serviced	12,308	160,135	39,592	161,554	—	20,198	—	393,787
Ownership of transferred loans	7,033	221,642	55,768	143,871	—	26,460	—	454,774
Loan participations purchased	—	—	9,774	—	—	6,375	—	16,149

The following table illustrates ending balances of the Corporation’s loan and lease portfolio, including non-accrual loans by class of receivable, and considering certain credit quality indicators:

September 30, 2026	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$58,322	$70,474	$17,393	$38,018	$33,088	$109,379	$255	326,929	94.0%
II	—	—	—	6,875	—	2,847	—	9,722	2.8%
III	—	—	1,424	—	—	9,708	—	11,132	3.2%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$58,322	$70,474	$18,817	$44,893	$33,088	$121,934	$255	$347,783	100.0%
Commercial real estate — non-owner occupied
Category
I	$128,726	$104,828	$73,368	$74,511	$92,589	$429,859	$23,097	$926,978	97.0%
II	—	—	—	8,751	—	7,425	—	16,176	1.7%
III	—	—	—	—	—	12,224	—	12,224	1.3%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$128,726	$104,828	$73,368	$83,262	$92,589	$449,508	$23,097	$955,378	100.0%
Construction and land development
Category
I	$35,278	$58,031	$25,587	$19,331	$9,939	$4,968	$20,160	$173,294	93.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	454	10,970	—	11,424	6.2%
Total	$35,278	$58,031	$25,587	$19,331	$10,393	$15,938	$20,160	$184,718	100.0%
Multi-family
Category
I	$70,738	$55,008	$47,681	$132,404	$87,342	$270,192	$2,627	$665,992	96.5%
II	—	—	—	1,523	5,804	6,284	—	13,611	2.0%
III	—	—	—	—	—	1,000	—	1,000	0.1%
IV	—	—	—	7,305	—	2,415	—	9,720	1.4%
Total	$70,738	$55,008	$47,681	$141,232	$93,146	$279,891	$2,627	$690,323	100.0%
1-4 family
Category
I	$6,945	$17,658	$7,889	$—	$3,198	$3,298	$21,880	$60,868	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$6,945	$17,658	$7,889	$—	$3,198	$3,298	$21,880	$60,868	100.0%
Commercial and industrial
Category
I	$239,156	$200,911	$118,687	$89,523	$32,489	$51,737	$527,292	$1,259,795	90.6%
II	1,317	2,986	2,201	3,511	635	1,581	6,814	19,045	1.4%
III	265	2,069	17,374	13,675	7,001	1,490	50,016	91,890	6.6%
IV	179	1,196	1,149	1,879	6,143	2,544	6,006	19,096	1.4%
Total	$240,917	$207,162	$139,411	$108,588	$46,268	$57,352	$590,128	$1,389,826	100.0%
Consumer and other
Category
I	$11,807	$7,104	$4,621	$2,193	$3,896	$8,804	$9,596	$48,021	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$11,807	$7,104	$4,621	$2,193	$3,896	$8,804	$9,596	$48,021	100.0%
Total Loans
Category
I	$550,972	$514,014	$295,226	$355,980	$262,541	$878,237	$604,907	$3,461,877	94.1%
II	1,317	2,986	2,201	20,660	6,439	18,137	6,814	58,554	1.6%
III	265	2,069	18,798	13,675	7,001	24,422	50,016	116,246	3.2%
IV	179	1,196	1,149	9,184	6,597	15,929	6,006	40,240	1.1%
Total	$552,733	$520,265	$317,374	$399,499	$282,578	$936,725	$667,743	$3,676,917	100.0%

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
(In Thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total	Category as a % of total portfolio
Commercial real estate — owner occupied
Category
I	$65,752	$20,422	$39,698	$32,186	$30,251	$92,981	$295	$281,585	95.9%
II	—	—	2,011	—	—	—	—	2,011	0.7%
III	—	2,197	—	—	—	7,913	—	10,110	3.4%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$65,752	$22,619	$41,709	$32,186	$30,251	$100,894	$295	$293,706	100.0%
Commercial real estate — non-owner occupied
Category
I	$85,103	$81,087	$108,308	$89,226	$63,803	$392,720	$34,236	$854,483	96.4%
II	—	—	—	—	—	6,863	—	6,863	0.8%
III	—	—	—	—	716	23,808	—	24,524	2.8%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$85,103	$81,087	$108,308	$89,226	$64,519	$423,391	$34,236	$885,870	100.0%
Construction and land development
Category
I	$35,887	$73,179	$78,264	$10,278	$91	$5,043	$25,482	$228,224	91.8%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	5,755	—	—	—	—	5,755	2.3%
IV	—	—	—	454	8,155	5,972	—	14,581	5.9%
Total	$35,887	$73,179	$84,019	$10,732	$8,246	$11,015	$25,482	$248,560	100.0%
Multi-family
Category
I	$57,113	$18,231	$103,795	$93,280	$61,620	$211,473	$2,644	$548,156	95.9%
II	—	—	1,530	7,309	—	782	—	9,621	1.7%
III	—	—	—	—	8,380	1,019	—	9,399	1.6%
IV	—	—	1,714	—	2,578	—	—	4,292	0.8%
Total	$57,113	$18,231	$107,039	$100,589	$72,578	$213,274	$2,644	$571,468	100.0%
1-4 family
Category
I	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$18,249	$7,043	$1,416	$4,432	$2,036	$3,470	$24,015	$60,661	100.0%
Commercial and industrial
Category
I	$240,914	$178,507	$138,504	$52,149	$35,514	$31,754	$452,160	$1,129,502	88.6%
II	568	14,119	10,997	5,948	25	2,797	24,140	58,594	4.6%
III	499	8,617	10,409	4,656	787	1,745	34,206	60,919	4.8%
IV	447	1,845	3,384	7,644	302	4,083	7,277	24,982	2.0%
Total	$242,428	$203,088	$163,294	$70,397	$36,628	$40,379	$517,783	$1,273,997	100.0%
Consumer and other
Category
I	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
II	—	—	—	—	—	—	—	—	0.0%
III	—	—	—	—	—	—	—	—	0.0%
IV	—	—	—	—	—	—	—	—	0.0%
Total	$7,790	$5,715	$4,167	$4,926	$1,717	$10,423	$6,227	$40,965	100.0%
Total Loans
Category
I	$510,808	$384,184	$474,152	$286,477	$195,032	$747,864	$545,059	$3,143,576	93.1%
II	568	14,119	14,538	13,257	25	10,442	24,140	77,089	2.3%
III	499	10,814	16,164	4,656	9,883	34,485	34,206	110,707	3.3%
IV	447	1,845	5,098	8,098	11,035	10,055	7,277	43,855	1.3%
Total	$512,322	$410,962	$509,952	$312,488	$215,975	$802,846	$610,682	$3,375,227	100.0%

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

The delinquency aging of the loan and lease portfolio by class of receivable was as follows:

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$347,783	$347,783
Non-owner occupied	—	—	—	—	955,378	955,378
Construction and land development	—	—	11,424	11,424	173,294	184,718
Multi-family	5,702	—	—	5,702	684,621	690,323
1-4 family	—	—	—	—	60,868	60,868
Commercial and industrial	854	463	13,196	14,513	1,375,313	1,389,826
Consumer and other	—	—	—	—	48,021	48,021
Total	$6,556	$463	$24,620	$31,639	$3,645,278	$3,676,917
Percent of portfolio	0.18%	0.01%	0.67%	0.86%	99.14%	100.00%

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans and Leases
	(Dollars in Thousands)
Total loans and leases
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$293,706	$293,706
Non-owner occupied	—	—	—	—	885,870	885,870
Construction and land development	14,581	—	—	14,581	233,979	248,560
Multi-family	—	—	—	—	571,468	571,468
1-4 family	—	—	—	—	60,661	60,661
Commercial and industrial	3,116	963	15,229	19,308	1,254,689	1,273,997
Consumer and other	50	—	—	50	40,915	40,965
Total	$17,747	$963	$15,229	$33,939	$3,341,288	$3,375,227
Percent of portfolio	0.53%	0.03%	0.45%	1.01%	98.99%	100.00%

The following tables provide additional detail on loans on non-accrual status and loans past due over 89 days still accruing as of:

	September 30, 2026
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	11,424	—	—
Multi-family	4,018	5,702	—
1-4 family	—	—	—
Total commercial real estate	15,442	5,702	—
Commercial and industrial	8,649	10,447	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$24,091	$16,149	$—

	December 31, 2025
	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
	(In Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$—	$—	$—
Commercial real estate — non-owner occupied	—	—	—
Construction and land development	14,581	—	—
Multi-family	4,292	—	—
1-4 family	—	—	—
Total commercial real estate	18,873	—	—
Commercial and industrial	10,652	14,330	—
Consumer and other	—	—	—
Total non-accrual loans and leases	$29,525	$14,330	$—

	September 30, 2026	December 31, 2025
Total non-accrual loans and leases to gross loans and leases	1.09%	1.30%
Allowance for credit losses to gross loans and leases	1.06	1.12
Allowance for credit losses to non-accrual loans and leases	96.54	85.95

The following table presents the amortized cost basis of the non-accrual, collateral-dependent loans as of:

	September 30, 2026	December 31, 2025
	(In Thousands)
Equipment	$11,089	$14,615
Real Estate	23,127	21,595
Accounts Receivable	6,006	7,277
Other	68	473
Total	$40,290	$43,960

Occasionally, the Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The following table presents the amortized cost basis of loans at September 30, 2026 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	For the Nine Months Ended September 30, 2026
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

For the Nine Months Ended September 30, 2026
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
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

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2026 and 2025 and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty:

For the Nine Months Ended September 30, 2026
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

Quantitative Considerations

The ACL is primarily calculated utilizing a Discounted Cash Flow (“DCF”) model. Key inputs and assumptions used in this model are discussed below:

•
Forecast model - For each portfolio segment, a Loss Driver Analysis (“LDA”) was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer Federal Financial Institutions Examination Council Call Report data for all DCF pools. The Corporation updates the LDA annually.
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
•
Economic forecast – The Corporation utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2025, the Corporation selected a forecast which estimates unemployment between 4.48% and 4.78% and GDP year-over-year percentage change between 1.75% and 2.42% over the next four quarters. As of September 30, 2026, the Corporation selected a forecast which estimates unemployment between 4.35% and 4.79% and GDP year-over-year percentage change between 1.69% and 2.08% over the next four quarters. Following the forecast period, the model reverts to long-term averages over four quarters. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

ACL Activity

A summary of the activity in the allowance for credit losses by portfolio segment is as follows:

	As of and for the Three Months Ended September 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$2,536	$6,445	$2,979	$4,921	$573	$21,546	$517	$39,517
Charge-offs	—	—	—	—	—	(2,921)	—	(2,921)
Recoveries	—	8	—	—	81	221	—	310
Net recoveries (charge-offs)	—	8	—	—	81	(2,700)	—	(2,611)
Provision (credit) for credit losses	272	525	580	21	(87)	634	(2)	1,943
Ending balance	$2,808	$6,978	$3,559	$4,942	$567	$19,480	$515	$38,849
Components:
Allowance for credit losses on loans	$2,783	$6,896	$2,050	$4,924	$525	$18,886	$477	$36,541
Allowance for credit losses on unfunded credit commitments	25	82	1,509	18	42	594	38	2,308
Total ACL	$2,808	$6,978	$3,559	$4,942	$567	$19,480	$515	$38,849

	As of and for the Three Months Ended September 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,685	$6,330	$2,467	$6,059	$429	$20,836	$404	$38,210
Charge-offs	—	—	—	—	—	(1,706)	(2)	(1,708)
Recoveries	—	—	—	—	6	434	—	440
Net recoveries (charge-offs)	—	—	—	—	6	(1,272)	(2)	(1,268)
Provision (credit) for credit losses	160	421	374	59	118	357	(49)	1,440
Ending balance	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382
Components:
Allowance for credit losses on loans	$1,837	$6,689	$1,930	$6,103	$527	$19,282	$322	$36,690
Allowance for credit losses on unfunded credit commitments	8	62	911	15	26	639	31	1,692
Total ACL	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382

	As of and for the Nine Months Ended September 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,908	$6,381	$2,752	$4,926	$557	$20,754	$414	$37,692
Charge-offs	—	—	—	—	—	(6,776)	—	(6,776)
Recoveries	—	8	—	—	93	863	—	964
Net recoveries (charge-offs)	—	8	—	—	93	(5,913)	—	(5,812)
Provision for credit losses	900	589	807	16	(83)	4,639	101	6,969
Ending balance	$2,808	$6,978	$3,559	$4,942	$567	$19,480	$515	$38,849
Components:
Allowance for credit losses on loans	$2,783	$6,896	$2,050	$4,924	$525	$18,886	$477	$36,541
Allowance for credit losses on unfunded credit commitments	25	82	1,509	18	42	594	38	2,308
Total ACL	$2,808	$6,978	$3,559	$4,942	$567	$19,480	$515	$38,849

	As of and for the Nine Months Ended September 30, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Beginning balance	$1,629	$5,892	$2,826	$4,613	$523	$21,470	$315	$37,268
Charge-offs	—	—	—	—	—	(6,844)	(12)	(6,856)
Recoveries	2	—	—	—	19	1,149	—	1,170
Net recoveries (charge-offs)	2	—	—	—	19	(5,695)	(12)	(5,686)
Provision for credit losses	214	859	15	1,505	11	4,146	50	6,800
Ending balance	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382
Components:
Allowance for credit losses on loans	$1,837	$6,689	$1,930	$6,103	$527	$19,282	$322	$36,690
Allowance for credit losses on unfunded credit commitments	8	62	911	15	26	639	31	1,692
Total ACL	$1,845	$6,751	$2,841	$6,118	$553	$19,921	$353	$38,382

ACL Summary

Loans collectively evaluated for credit losses in the following tables include all performing loans at September 30, 2026 and December 31, 2025. Loans individually evaluated for credit losses include all non-accrual loans.

The following tables provide information regarding the allowance for credit losses and balances by type of allowance methodology.

	As of September 30, 2026
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$2,783	$6,896	$2,050	$4,508	$525	$14,632	$477	$31,871
Individually evaluated for credit loss	—	—	—	416	—	4,254	—	4,670
Total	$2,783	$6,896	$2,050	$4,924	$525	$18,886	$477	$36,541
Loans and lease receivables:
Collectively evaluated for credit losses	$347,783	$955,378	$173,294	$680,603	$60,868	$1,370,730	$48,021	$3,636,677
Individually evaluated for credit loss	—	—	11,424	9,720	—	19,096	—	40,240
Total	$347,783	$955,378	$184,718	$690,323	$60,868	$1,389,826	$48,021	$3,676,917

	As of December 31, 2025
	Owner Occupied	Non-Owner Occupied	Construction and Land Development	Multi- Family	1-4 Family	Commercial and Industrial	Consumer and Other	Total
	(In Thousands)
Allowance for credit losses:
Collectively evaluated for credit losses	$1,902	$6,306	$1,871	$4,915	$521	$14,439	$373	$30,327
Individually evaluated for credit loss	—	—	—	—	—	5,550	—	5,550
Total	$1,902	$6,306	$1,871	$4,915	$521	$19,989	$373	$35,877
Loans and lease receivables:
Collectively evaluated for credit losses	$293,706	$885,870	$233,979	$567,176	$60,661	$1,249,015	$40,965	$3,331,372
Individually evaluated for credit loss	—	—	14,581	4,292	—	24,982	—	43,855
Total	$293,706	$885,870	$248,560	$571,468	$60,661	$1,273,997	$40,965	$3,375,227

Note 6 — Leases

The Corporation leases various office spaces and specialized lending production offices under non-cancellable operating leases which expire on various dates through 2033. On October 5, 2026, the Corporation signed an agreement to extend the lease on its Madison headquarters location to 2041. Evaluation of the impact of the extension on the lease accounting and related disclosures have not been finalized as of this filing. The Corporation also leases office equipment. The Corporation recognizes a right-of-use asset and an operating lease liability for all leases, with the exception of short-term leases. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.

The components of total lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Operating lease cost	$336	$336	$1,008	$1,006
Short-term lease cost	34	36	124	126
Variable lease cost	158	128	510	402
Total lease cost, net	$528	$500	$1,642	$1,534

Quantitative information regarding the Corporation’s operating leases was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.16	6.00
Weighted-average discount rate	4.06%	4.04%

The following maturity analysis shows the undiscounted cash flows due on the Corporation’s operating lease liabilities:

(In Thousands)
2026	$409
2027	1,647
2028	1,285
2029	932
2030	841
Thereafter	2,002
Total undiscounted cash flows	7,116
Discount on cash flows	(761)
Total lease liability	$6,355

Note 7 — Other Assets

The Corporation has invested in a number of limited partnerships that provide income tax, financial, and regulatory benefits due to the nature of the partnerships. Our investment in and unfunded commitments to these partnerships are as follows:

	September 30, 2026	December 31, 2025
Investment:	(In Thousands)
Low-Income Housing Tax Credit	$53,437	$48,472
Small Business Investment Company	15,450	14,797
Other Limited Partnerships	4,484	3,128
Historic Rehabilitation Tax Credit	917	1,970
Total limited partnership investments	$74,288	$68,367
Unfunded commitment:
Small Business Investment Company	$18,441	$10,973
Other Limited Partnerships	1,010	1,542
Total limited partnership commitments	$19,451	$12,515

A summary of accrued interest receivable and other assets was as follows:

	September 30, 2026	December 31, 2025
	(In Thousands)
Accrued interest receivable	$13,578	$13,100
Net deferred tax asset	14,746	13,176
Investment in limited partnerships	74,288	68,367
Prepaid expenses	6,158	4,791
Other assets	11,029	8,038
Total accrued interest receivable and other assets	$119,799	$107,472

For the nine months ended September 30, 2026 and 2025, the Corporation amortized tax credit investments of $6.3 million and $4.1 million, respectively, and recognized tax credits and other benefits for the nine months ended September 30, 2026 and 2025 of $8.2 million and $5.3 million, respectively, within the income tax expense line on the unaudited Consolidated Statements of Income.

Note 8 — Deposits

The composition of deposits is shown below. Average balances represent year-to-date averages.

	September 30, 2026		December 31, 2025
	Balance	Average Balance	Balance	Average Balance
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$477,865	$433,412	$378,770	$419,691
Interest-bearing transaction accounts	1,288,239	1,263,280	1,103,696	1,018,736
Money market accounts	1,003,735	943,867	905,773	856,554
Certificates of deposit	209,118	243,414	284,764	236,848
Wholesale deposits	770,816	635,705	707,412	737,253
Total deposits	$3,749,773	$3,519,678	$3,380,415	$3,269,082

A summary of annual maturities of core and wholesale certificates of deposit at September 30, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$375,405
2027	192,999
2028	63,843
2029	33,802
2030	36,058
Thereafter	7,563
$709,670

Wholesale deposits include $500.6 million and $270.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at September 30, 2026, compared to $537.1 million and $170.3 million of wholesale certificates of deposit and non-reciprocal interest-bearing transaction accounts, respectively, at December 31, 2025. The Corporation has entered into derivative contracts hedging a portion of the certificates of deposit included above. As of September 30, 2026, the notional amount of derivatives designated as cash flow hedges totaled $424.1 million with a weighted average remaining maturity of 2.87 years and a weighted average rate of 4.53%.

Certificates of deposit and wholesale deposits denominated in amounts greater than $250,000 were $52.0 million at September 30, 2026 and $113.0 million at December 31, 2025.

Note 9 — FHLB Advances, Other Borrowings and Subordinated Notes and Debentures

The composition of borrowed funds is shown below. Average balances represent year-to-date averages.

	September 30, 2026			December 31, 2025
	Balance	Weighted Average Balance	Weighted Average Rate	Balance	Weighted Average Balance	Weighted Average Rate
	(Dollars in Thousands)
FHLB advances	$132,499	$266,234	3.43%	$197,246	$246,486	3.20%
Line of credit	—	—	—	—	1	4.25
Other borrowings	—	—	—	—	4	—
Subordinated notes and debentures	54,894	54,846	6.42	54,805	54,742	6.43
	$187,393	$321,080	3.95%	$252,051	$301,233	3.79%

A summary of annual maturities of borrowings at September 30, 2026 is as follows:

(In Thousands)
Maturities during the year ended December 31,
2026	$92,437
2027	10,000
2028	—
2029	23,345
2030	—
Thereafter	61,611
$187,393

The Corporation has entered into derivative contracts hedging a portion of the borrowings included above. As of September 30, 2026, the notional amount of derivatives designated as cash flow hedges totaled $48.4 million with a weighted average remaining maturity of 1.37 years and a weighted average rate of 2.52%.

As of September 30, 2026 and December 31, 2025, the Corporation was in compliance with its debt covenants under its third-party secured senior line of credit. On February 18, 2026, the credit line was renewed for one additional year with pricing terms of 1-month term SOFR + 2.36% and a maturity date of February 17, 2027.

Note 10 — Preferred Stock

The Corporation has outstanding 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) in a private placement to institutional investors.

The Corporation pays dividends on the Series A Preferred Stock when and if declared by the Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2026, the Board of Directors declared an aggregate preferred stock dividend of $218,000 and $656,000, respectively. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

Management has assessed estimated losses inherent in the outstanding guaranteed portions of SBA loans sold in accordance with ASC 450, Contingencies, and as of September 30, 2026 determined no recourse reserve based on the probability of future losses for these loans. At December 31, 2025, management determined a recourse reserve based on the probability of future losses for these loans to be $502,000, which is reported in accrued interest payable and other liabilities on the unaudited Consolidated Balance Sheets.

The summary of the activity in the SBA recourse reserve is as follows:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Balance at the beginning of the period	$381	$507	$502	$645
SBA recourse benefit	(381)	(5)	(502)	(64)
Charge-offs, net	—	—	—	(79)
Balance at the end of the period	$—	$502	$—	$502

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	September 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$—	$—	$—
U.S. government agency securities - government-sponsored enterprises	—	2,290	—	2,290
Municipal securities	—	41,301	—	41,301
Residential mortgage-backed securities - government issued	—	168,448	—	168,448
Residential mortgage-backed securities - government- sponsored enterprises	—	147,072	—	147,072
Commercial mortgage-backed securities - government issued	—	1,865	—	1,865
Commercial mortgage-backed securities - government- sponsored enterprises	—	37,831	—	37,831
Interest rate swaps	—	78,574	—	78,574
Liabilities:
Interest rate swaps	—	63,513	—	63,513

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Securities available-for-sale:
U.S. treasuries	$—	$4,901	$—	$4,901
U.S. government agency securities - government-sponsored enterprises	—	2,314	—	2,314
Municipal securities	—	43,892	—	43,892
Residential mortgage-backed securities - government issued	—	166,635	—	166,635
Residential mortgage-backed securities - government- sponsored enterprises	—	162,543	—	162,543
Commercial mortgage-backed securities - government issued	—	2,114	—	2,114
Commercial mortgage-backed securities - government- sponsored enterprises	—	39,688	—	39,688
Interest rate swaps	—	36,515	—	36,515
Liabilities:
Interest rate swaps	—	36,926	—	36,926

For assets and liabilities measured at fair value on a recurring basis, there were no transfers between the levels during the three and nine months ended September 30, 2026 or the year ended December 31, 2025 related to the above measurements.

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy are summarized below:

	September 30, 2026
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$11,478	$11,478
Loan servicing rights	—	—	1,166	1,166

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Collateral-dependent loans	$—	$—	$8,796	$8,796
Loan servicing rights	—	—	1,317	1,317

Collateral-dependent loans were written down to the fair value of their underlying collateral less costs to sell of $11.5 million and $8.8 million at September 30, 2026 and December 31, 2025, respectively, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeded the fair value of the underlying collateral of individually evaluated loans. Valuation techniques consistent with the market approach, income approach, or cost approach were used to measure fair value. These techniques included observable inputs for the collateral dependent loans being evaluated, such as current appraisals, recent sales of similar assets, or other observable market data, and unobservable inputs, typically when discounts are applied to appraisal values to adjust such values to current market conditions or to reflect net realizable values. The quantification of unobservable inputs for Level 3 individually evaluated loan values range from 0% - 100% as of the measurement date of September 30, 2026. The weighted average of those unobservable inputs was 24%. The majority of the individually evaluated loans are considered collateral dependent loans or are supported by an SBA guaranty.

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

Fair Value of Financial Instruments

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions, consistent with exit price concepts for fair value measurements, are set forth below:

	September 30, 2026
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$92,277	$92,277	$92,277	$—	$—
Securities available-for-sale	398,807	398,807	—	398,807	—
Securities held-to-maturity	4,546	4,414	—	4,414	—
Loans held for sale	—	—	—	—	—
Loans and lease receivables, net	3,637,276	3,625,543	—	—	3,625,543
Federal Home Loan Bank stock	5,979	N/A	N/A	N/A	N/A
Accrued interest receivable	13,578	13,578	13,578	—	—
Interest rate swaps	78,574	78,574	—	78,574	—
Financial liabilities:
Deposits	3,749,773	3,748,255	3,054,015	694,240	—
Federal Home Loan Bank advances and other borrowings	187,393	185,933	—	185,933	—
Accrued interest payable	8,629	8,629	8,629	—	—
Interest rate swaps	63,513	63,513	—	63,513	—
Off-balance sheet items:
Standby letters of credit	259	259	—	—	259

N/A = The fair value is not applicable due to restrictions placed on transferability

	December 31, 2025
	Carrying Amount	Fair Value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Cash and cash equivalents	$39,485	$39,485	$39,485	$—	$—
Securities available-for-sale	422,087	422,087	—	422,087	—
Securities held-to-maturity	5,210	5,141	—	5,141	—
Loans held for sale	18,849	20,357	—	20,357	—
Loans and lease receivables, net	3,337,364	3,330,756	—	—	3,330,756
Federal Home Loan Bank stock	8,940	N/A	N/A	N/A	N/A
Accrued interest receivable	13,100	13,100	13,100	—	—
Interest rate swaps	36,515	36,515	—	36,515	—
Financial liabilities:
Deposits	3,380,415	3,382,348	2,575,431	806,917	—
Federal Home Loan Bank advances and other borrowings	252,051	251,312	—	251,312	—
Accrued interest payable	9,417	9,417	9,417	—	—
Interest rate swaps	36,926	36,926	—	36,926	—
Off-balance sheet items:
Standby letters of credit	197	197	—	—	197

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

Note 13 — Derivative Financial Instruments

The Corporation offers interest rate swap products directly to qualified commercial borrowers. The Corporation economically hedges client derivative transactions by entering into offsetting interest rate swap contracts executed with a third party. Derivative transactions executed as part of this program are not considered hedging instruments and are marked-to-market through earnings each period. The derivative contracts have mirror-image terms, which results in the positions’ changes in fair value offsetting through earnings each period. The credit risk and risk of non-performance embedded in the fair value calculations is different between the dealer counterparties and the commercial borrowers which may result in a difference in the changes in the fair value of the mirror-image swaps. The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the counterparty’s risk in the fair value measurements. When evaluating the fair value of its derivative contracts for the effects of non-performance and credit risk, the Corporation considered the impact of netting and any applicable credit enhancements such as collateral postings, thresholds, and guarantees. As of September 30, 2026 there was no credit valuation allowance. As of December 31, 2025 the credit valuation allowance was $116,000.

The Corporation receives fixed rates and pays floating rates based upon designated benchmark interest rates used on the swaps with commercial borrowers. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. The Corporation pays fixed rates and receives floating rates based upon designated benchmark interest rates used on the swaps with dealer counterparties. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and are reported on the unaudited Consolidated Balance Sheets. The gross amount of the fair value of the dealer counterparty swaps, without regard to the enforceable master netting agreement, was a gross derivative asset of $63.5 million and gross derivative liability of $85,000 as of September 30, 2026.

All changes in fair value of these instruments are recorded in other non-interest income. Given the mirror-image terms of the outstanding derivative portfolio, the change in fair value for the three and nine months ended September 30, 2026 and 2025 had an insignificant impact on the unaudited Consolidated Statements of Income.

The Corporation also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk related to cash outflows attributable to future wholesale deposit or short-term FHLB advance borrowings. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. A pre-tax unrealized gain of $8.5 million and $14.8 million was recognized in other comprehensive income for the three and nine months ended September 30, 2026, respectively, and there were no ineffective portions of the hedges. A pre-tax unrealized loss of $665,000 and $9.5 million was recognized in other comprehensive income for the three and nine months ended September 30, 2025, respectively, and there were no ineffective portions of the hedges.

The Corporation also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Corporation making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. A pre-tax unrealized gain of $492,000 and $678,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2026, respectively, and there was no ineffective portion of the hedges. A pre-tax unrealized loss of $13,000 and $257,000 was recognized in other comprehensive income, resulting from adjustments to the carrying values of the hedged available-for-sale securities, for the three and nine months ended September 30, 2025, respectively, and there was no ineffective portion of the hedges.

	As of September 30, 2026
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	7	$87,873	2.91	$85
Interest rate swap agreements on loans with third-party counterparties	130	1,270,848	3.73	63,428
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	5.53	$1,516
Interest rate swap related to wholesale funding	45	472,489	2.72	13,545
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	123	$1,182,974	3.80	$63,513
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	—	$—	—	$—

	As of December 31, 2025
	Number of Instruments	Notional Amount	Weighted Average Maturity (In Years)	Fair Value
	(Dollars in Thousands)
Included in Derivative assets
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$662,325	3.64	$9,704
Interest rate swap agreements on loans with third-party counter parties	124	1,166,859	4.36	24,854
Derivatives designated as hedging instruments
Interest rate swap related to AFS securities	11	$12,500	6.28	$839
Interest rate swap related to wholesale funding	4	48,400	2.12	1,118
Included in Derivative liabilities
Derivatives not designated as hedging instruments
Interest rate swap agreements on loans with commercial loan clients	62	$504,535	5.31	$34,558
Derivatives designated as hedging instruments
Interest rate swap related to wholesale funding	45	$449,089	3.29	$2,368

Note 14 — Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal and Wisconsin agencies that regulate financial institutions and financial service providers. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary actions on the part of regulators, that if undertaken, could have a direct material effect on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory practices. The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Corporation regularly reviews and updates, when appropriate, its capital and liquidity action plans, which are designed to help ensure appropriate capital adequacy, to plan for future capital needs, and to ensure that the Corporation serves as a source of financial strength to the Bank. The Corporation’s and the Bank’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their respective capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

As of September 30, 2026, the Corporation’s capital levels exceeded the regulatory minimums and the Bank’s capital levels remained characterized as well capitalized under the regulatory framework. The following tables summarize both the Corporation’s and the Bank’s capital ratios and the ratios required by their federal regulators:

	As of September 30, 2026
	Actual		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$499,178	12.25%	$326,114	8.00%	$428,025	10.50%	N/A	N/A
First Business Bank	495,485	12.15	326,122	8.00	428,035	10.50	$407,652	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$405,434	9.95%	$244,586	6.00%	$346,497	8.50%	N/A	N/A
First Business Bank	456,636	11.20	244,591	6.00	346,504	8.50	$326,122	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$393,442	9.65%	$183,439	4.50%	$285,350	7.00%	N/A	N/A
First Business Bank	456,636	11.20	183,444	4.50	285,357	7.00	$264,974	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$405,434	9.22%	$175,886	4.00%	$175,886	4.00%	N/A	N/A
First Business Bank	456,636	10.40	175,630	4.00	175,630	4.00	$219,537	5.00%

	As of December 31, 2025
	Actual (1)		Minimum Required for Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Consolidated	$463,447	12.24%	$302,917	8.00%	$397,578	10.50%	N/A	N/A
First Business Bank	460,423	12.16	302,929	8.00	397,594	10.50	$378,661	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$370,786	9.79%	$227,188	6.00%	$321,849	8.50%	N/A	N/A
First Business Bank	422,567	11.16	227,197	6.00	321,862	8.50	$302,929	8.00%
Common equity tier 1 capital (to risk-weighted assets)
Consolidated	$358,794	9.48%	$170,391	4.50%	$265,052	7.00%	N/A	N/A
First Business Bank	422,567	11.16	170,398	4.50	265,063	7.00	$246,130	6.50%
Tier 1 leverage capital (to adjusted assets)
Consolidated	$370,786	8.86%	$167,376	4.00%	$167,376	4.00%	N/A	N/A
First Business Bank	422,567	10.11	167,237	4.00	167,237	4.00	$209,046	5.00%

(1)
2025 capital amounts include $338,000 of additional stockholders’ equity as elected by the Corporation and permitted by federal banking regulatory agencies related to the adoption of ASC 326. Risk-weighted assets were also adjusted accordingly.

Note 15 — Segment Information

The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided by the Corporation’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of various components of the business. These components are then aggregated if operating performance, products and services and customers are similar. The chief operating decision maker will evaluate the financial performance of the Corporation’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Corporation’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and return on assets. The chief operating decision maker uses consolidated net income to benchmark the Corporation against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results is used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, compensation expense, and provision for credit losses provide significant expenses in the banking operations. All operations are domestic.

	As of and for the Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Interest income	$193,442	$184,558
Reconciliation of revenue
Other revenues	25,773	24,475
Total consolidated revenues	219,215	209,033
Less: interest expense	80,704	82,630
Segment net interest and non-interest income	138,511	126,403
Less:
Provision for credit losses	6,969	6,800
Compensation expense	54,772	50,723
Other segment items	26,135	24,665
Income tax expense	6,283	7,229
Segment and consolidated net income	$44,352	$36,986

Other segment disclosures:
Interest income	$193,442	$184,558
Interest expense	80,704	82,630
Depreciation, amortization, and accretion	2,897	2,824
Other significant noncash item:
Provision for credit losses	6,969	6,800
Segment assets	4,444,272	4,034,845
Expenses for segment assets	80,907	75,388

Reconciliation of assets:
Total assets for reportable segments	$4,444,272	$4,034,845
Other assets	—	—
Total consolidated assets	$4,444,272	$4,034,845

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

Financial Performance Summary

Results as of and for the three and nine months ended September 30, 2026 include:

•
Net income available to common shareholders totaled $16.4 million, or diluted earnings per share of $1.95, for the three months ended September 30, 2026, compared to $14.2 million, or diluted earnings per share of $1.70, for the same period in 2025. Net income available to common shareholders totaled $43.7 million, or diluted earnings per share of $5.24, for the nine months ended September 30, 2026, compared to $36.3 million, or diluted earnings per share of $4.37, for the same period in 2025.
•
Annualized return on average assets (“ROAA”) for the three months ended September 30, 2026 measured 1.49%, compared to 1.40% for the same period in 2025. ROAA for the nine months ended September 30, 2026 measured 1.35%, compared to 1.23% for the same period in 2025.
•
Return on average tangible common equity (“ROATCE”), a non-GAAP measure, defined as net income available to common shareholders divided by average equity less average intangible assets and average preferred stock. ROATCE was 17.32% for the three months ended September 30, 2026, compared to 17.29% for the same period in 2025. ROATCE was 15.96% for the nine months ended September 30, 2026, compared to 15.23% for the same period in 2025. Return on average equity ("ROAE") was 16.29% for the three months ended September 30, 2026, compared to 16.11% for the same period in 2025. ROAE for the nine months ended September 30, 2026 was 14.98%, compared to 14.16% for the same period in 2025.
•
Efficiency ratio, a non-GAAP measure, representing non-interest expense excluding the effects of the SBA recourse provision, impairment of tax credit investments, losses or gains on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized gains or losses on securities, if any. Efficiency ratio measured 55.12% for the three months ended September 30, 2026, compared to 57.44% for the same period in 2025. Efficiency ratio measured 57.87% for the nine months ended September 30, 2026, compared to 59.51% for the same period in 2025.

•
Pre-tax, pre-provision (“PTPP”) adjusted earnings is a non-GAAP measure defined as operating revenue less operating expense, which excludes certain one-time and discrete items, for the three months ended September 30, 2026 was $21.3 million, compared to $18.9 million in the same period in 2025. PTPP for the nine months ended September 30, 2026 was $58.4 million, compared to $51.1 million in the same period in 2025.
•
Net interest margin was 3.80% for the three months ended September 30, 2026, compared to 3.68% for the same period in 2025. Net interest margin was 3.72% for the nine months ended September 30, 2026, compared to 3.68% for the same period in 2025.
•
Top line revenue, defined as net interest income plus non-interest income, totaled $47.5 million for the three months ended September 30, 2026, compared to $44.5 million in the same period in 2025. Top line revenue totaled $138.5 million for the nine months ended September 30, 2026, compared to $126.4 million in the same period in 2025.
•
Effective tax rate, including the benefit from Low-Income Housing Tax Credits, was 12.41% for the nine months ended September 30, 2026 compared to 16.35% for the same period in 2025. Income tax expense for the nine months ended September 30, 2026 included a $1.5 million release of the remaining state deferred tax valuation allowance.
•
Provision for credit losses was $1.9 million for the three months ended September 30, 2026, compared to $1.4 million for the same period in 2025. Provision for credit losses was $7.0 million for the nine months ended September 30, 2026, compared to $6.8 million for the same period in 2025.
•
Total assets at September 30, 2026 increased $362.4 million, or 8.9%, to $4.444 billion from $4.082 billion at December 31, 2025.
•
Period-end gross loans and leases receivable increased $301.7 million, or 11.9% annualized, to $3.677 billion as of September 30, 2026 compared to $3.375 billion as of December 31, 2025. Average gross loans and leases of $3.532 billion increased $290.6 million, or 9.0%, for the nine months ended September 30, 2026, compared to $3.241 billion for the same period in 2025.
•
Non-performing assets were $40.2 million and 0.91% of total assets as of September 30, 2026, compared to $43.9 million and 1.07% of total assets as of December 31, 2025.
•
The allowance for credit losses, including reserve for unfunded credit commitments, increased $1.2 million compared to December 31, 2025. The allowance for credit losses, including reserve for unfunded credit commitments, was 1.06% of total loans, compared to 1.12% at December 31, 2025.
•
Period-end core deposits at September 30, 2026 increased $306.0 million, or 15.3% annualized, to $2.979 billion from $2.673 billion as of December 31, 2025. Average core deposits of $2.884 billion increased $431.0 million, or 17.6%, for the nine months ended September 30, 2026, compared to $2.453 billion for the same period in 2025.
•
Private wealth and trust assets under management and administration increased by $412.1 million, or 14.2% annualized, to $4.227 billion at September 30, 2026, compared to $3.815 billion at December 31, 2025. Private wealth and trust assets under management and administration increased $413.0 million, or 10.8%, compared to September 30, 2025.

Results of Operations

Top Line Revenue

Top line revenue, comprised of net interest income and non-interest income, increased $3.0 million, or 6.7%, for the three months ended September 30, 2026, compared to the same period in 2025, due to a 12.0% increase in net interest income partially offset by a 12.6% decrease in non-interest income. The increase in net interest income was primarily driven by increases in average loans and leases outstanding, asset-based loan fees, and prepayment fees. The decrease in non-interest income was due primarily to decreases in income from limited partnership investment income, nonrecurring fee income in accounts receivable financing, commercial loan swap fees, and gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the prior quarter, partially offset by increases in private wealth income, credit card fees, and service charges on deposits.

Top line revenue increased $12.1 million, or 9.6%, for the nine months ended September 30, 2026, compared to the same period in 2025, due to a 10.6% increase in net interest income and a 5.3% increase in non-interest income. The increase in net interest income was primarily driven by increases in average loans and leases outstanding, asset-based loan fees, and prepayment fees. The increase in non-interest income was due primarily to increases in private wealth income, service charges on deposits, credit card fees, and bank-owned life insurance income, partially offset by decreases in income from limited partnership investments, nonrecurring fee income in accounts receivable financing, and gains on sale of SBA loans as noted above.

The components of top line revenue were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Net interest income	$39,078	$34,886	$4,192	12.0%	$112,738	$101,928	$10,810	10.6%
Non-interest income	8,429	9,640	(1,211)	(12.6)	25,773	24,475	1,298	5.3
Top line revenue	$47,507	$44,526	$2,981	6.7	$138,511	$126,403	$12,108	9.6

Annualized Return on Average Assets (“ROAA”) and Annualized Return on Average Tangible Common Equity (“ROATCE”)

ROAA for the three and nine months ended September 30, 2026 was 1.49% and 1.35%, respectively, compared to 1.40% and 1.23% for the three and nine months ended September 30, 2025, respectively. The increase in ROAA for the three months ended was due to an increase in net income driven by average loan growth, net interest margin improvement, and lower operating expenses. The increase in ROAA for the nine months ended was due to an increase in net income driven by average loan growth and strong fee income. The nine months ended September 30, 2026 includes a $1.5 million income tax benefit. Excluding the income tax benefit, ROAA was 1.30% for the nine months ended September 30, 2026. We consider ROAA a critical metric to measure the profitability of our organization and how efficiently our assets are deployed. ROAA also allows us to better benchmark our profitability to our peers without the need to consider different degrees of leverage which can ultimately influence return on equity measures.

ROATCE, a non-GAAP measure defined as the ratio of net income available to common shareholders divided by average tangible common equity, for the three and nine months ended September 30, 2026 was 17.3% and 16.0%, respectively, compared to 17.3% and 15.2% for the three and nine months ended September 30, 2025, respectively. The explanation of the increase in ROATCE is consistent with the ROAA discussion above. Excluding the income tax benefit, ROATCE was 15.4% for the nine months ended September 30, 2026. We view ROATCE as an important measurement for monitoring profitability and continue to focus on improving our return to our shareholders by enhancing the overall profitability of our client relationships, controlling our expenses, and minimizing our costs of credit.

Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings

Efficiency ratio measured 55.1% and 57.9% for the three and nine months ended September 30, 2026, respectively, compared to 57.4% and 59.5% for the three and nine months ended September 30, 2025, respectively. The decrease in efficiency ratio was primarily due to lower SBA-related compensation expense. Efficiency ratio is a non-GAAP measure representing operating expense, which is non-interest expense excluding the effects of the SBA recourse benefit or provision, net gains or losses on repossessed assets, amortization of other intangible assets, and other discrete items, if any, divided by operating revenue, which is equal to net interest income plus non-interest income less realized net gains or losses on securities, if any.

PTPP adjusted earnings for the three and nine months ended September 30, 2026 were $21.3 million and $58.4 million, respectively, compared to $18.9 million and $51.1 million for the three and nine months ended September 30, 2025, respectively. The increase in PTPP adjusted earnings is primarily due to an increase in net interest income and improved operating efficiency. PTPP adjusted earnings is a non-GAAP measure that allows management to benchmark performance of our model to our peers without the influence of the provision for credit losses and tax considerations, which will ultimately influence other traditional financial measures, including ROAA and ROATCE. In the judgment of the Corporation’s management, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess the Corporation’s operating expenses in relation to its core operating revenue by removing the volatility associated with certain one-time items and other discrete items. The information provided below reconciles the efficiency ratio to its most comparable GAAP measure.

Please refer to the Non-Interest Income and Non-Interest Expense sections below for discussion on additional drivers of the year-over-year change in the efficiency ratio and PTPP adjusted earnings.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Total non-interest expense	$26,105	$25,700	$405	1.6%	$80,907	$75,388	$5,519	7.3%
Less:
Net gain on repossessed assets	—	31	(31)	NM	—	27	(27)	NM
Impairment of tax credit investments	300	—	300	NM	845	110	735	NM
SBA severance expense	—	—	—	NM	405	—	405	NM
SBA recourse benefit (provision)	(381)	(5)	(376)	NM	(502)	(64)	(438)	NM
Contribution to First Business Charitable Foundation	—	234	(234)	NM	—	234	(234)	NM
Total operating expense (a)	$26,186	$25,440	$746	2.9	$80,159	$75,081	$5,078	6.8
Net interest income	$39,078	$34,886	$4,192	12.0	$112,738	$101,928	$10,810	10.6
Total non-interest income	8,429	9,640	(1,211)	(12.6)	25,773	24,475	1,298	5.3
Less:
Bank-owned life insurance claim	—	234	(234)	NM	—	234	(234)	NM
Adjusted non-interest income	8,429	9,406	(977)	(10.4)	25,773	24,241	1,532	6.3
Operating revenue (b)	$47,507	$44,292	$3,215	7.3	$138,511	$126,169	$12,342	9.8
Efficiency ratio	55.12%	57.44%			57.87%	59.51%

Pre-tax, pre-provision adjusted earnings (b-a)	$21,321	$18,852	$2,469	13.1	$58,352	$51,088	$7,264	14.2
Average total assets	$4,388,180	$4,043,516	$344,664	8.5	$4,311,213	$3,938,726	$372,487	9.5

Net Interest Income

Net interest income levels depend on the amount of and yield on interest-earning assets as compared to the amount of and rate paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the asset/liability management processes to prepare for and respond to such changes.

The following table provides information with respect to (1) the change in net interest income attributable to changes in rate (changes in rate multiplied by prior volume) and (2) the change in net interest income attributable to changes in volume (changes in volume multiplied by prior rate) for the three and nine months ended September 30, 2026 compared to the same period in 2025. The change in net interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) has been allocated to the rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Three Months Ended September 30,			Increase (Decrease) for the Nine Months Ended September 30,
	2026 Compared to 2025			2026 Compared to 2025
	Rate	Volume	Net	Rate	Volume	Net
	(In Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$(1,770)	$3,177	$1,407	$(5,399)	$8,450	$3,051
Commercial and industrial loans(1)	(848)	2,265	1,417	(2,194)	6,283	4,089
Consumer and other loans(1)	18	36	54	133	27	160
Total loans and leases receivable	(2,600)	5,478	2,878	(7,460)	14,760	7,300
Mortgage-related securities	5	183	188	70	1,296	1,366
Other investment securities	9	3	12	59	53	112
FHLB and FRB Stock	9	68	77	32	5	37
Short-term investments	(132)	(244)	(376)	(391)	460	69
Total net change in income on interest-earning assets	(2,709)	5,488	2,779	(7,690)	16,574	8,884
Interest-bearing liabilities
Transaction accounts	(1,890)	1,788	(102)	(4,582)	6,014	1,432
Money market accounts	(1,103)	963	(140)	(3,349)	2,510	(839)
Certificates of deposit	(271)	(520)	(791)	(584)	769	185
Wholesale deposits	82	(1,219)	(1,137)	(4)	(3,183)	(3,187)
Total deposits	(3,182)	1,012	(2,170)	(8,519)	6,110	(2,409)
FHLB advances	222	533	755	464	17	481
Other borrowings	—	2	2	(3)	5	2
Total net change in expense on interest-bearing liabilities	(2,960)	1,547	(1,413)	(8,058)	6,132	(1,926)
Net change in net interest income	$251	$3,941	$4,192	$368	$10,442	$10,810

(1)
The average balances of loans and leases include non-accrual loans and leases and loans held for sale.

The table below shows our average balances, interest, average yields/rates, net interest margin, and the spread between the combined average yields earned on interest-earning assets and average rates on interest-bearing liabilities for the three and nine months ended September 30, 2026 and 2025. The average balances are derived from average daily balances.

	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,192,127	$33,226	6.06%	$1,986,541	$31,819	6.41%
Commercial and industrial loans(1)	1,371,801	27,426	8.00	1,259,448	26,009	8.26
Consumer and other loans(1)	52,462	726	5.54	49,891	672	5.39
Total loans and leases receivable(1)	3,616,390	61,378	6.79	3,295,880	58,500	7.10
Mortgage-related securities(2)	368,080	3,933	4.27	350,971	3,745	4.27
Other investment securities(3)	47,864	278	2.32	47,367	266	2.25
FHLB and FRB stock	12,171	302	9.93	9,420	225	9.55
Short-term investments	66,650	634	3.80	90,852	1,010	4.45
Total interest-earning assets	4,111,155	66,525	6.47	3,794,490	63,746	6.72
Goodwill and other intangible assets	11,889			12,056
Non-interest-earning assets	265,136			236,970
Total assets	$4,388,180			$4,043,516
Interest-bearing liabilities
Transaction accounts	$1,289,029	$8,707	2.70%	$1,050,822	$8,809	3.35%
Money market accounts	974,724	7,043	2.89	851,659	7,183	3.37
Certificates of deposit	221,669	1,960	3.54	278,191	2,751	3.96
Wholesale deposits	634,759	6,458	4.07	754,690	7,595	4.03
Total interest-bearing deposits	3,120,181	24,168	3.10	2,935,362	26,338	3.59
FHLB advances	269,888	2,394	3.55	207,762	1,639	3.16
Other borrowings	54,876	885	6.45	54,761	883	6.45
Total interest-bearing liabilities	3,444,945	27,447	3.19	3,197,885	28,860	3.61
Non-interest-bearing demand deposit accounts	456,812			416,359
Other non-interest-bearing liabilities	84,817			77,300
Total liabilities	3,986,574			3,691,544
Common stockholders’ equity	389,614			339,980
Preferred stock	11,992			11,992
Total stockholders’ equity	401,606			351,972
Total liabilities and stockholders’ equity	$4,388,180			$4,043,516
Net interest income		$39,078			$34,886
Interest rate spread			3.29%			3.11%
Net interest-earning assets	$666,210			$596,605
Net interest margin			3.80%			3.68%
Average interest-earning assets to average interest-bearing liabilities	119.34%			118.66%
Return on average assets(4)	1.49%			1.40%
Return on average tangible common equity(4)	17.32%			17.29%
Average equity to average assets	9.15%			8.70%
Non-interest expense to average assets(4)	2.38%			2.54%

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
(4)
Represents annualized yields/rates.

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield/Rate(4)	Average Balance	Interest	Average Yield/Rate(4)
	(Dollars in Thousands)
Interest-earning assets
Commercial real estate and other mortgage loans(1)	$2,133,918	$95,101	5.94%	$1,948,488	$92,050	6.30%
Commercial and industrial loans(1)	1,348,026	80,429	7.96	1,243,468	76,340	8.19
Consumer and other loans(1)	49,606	2,165	5.82	48,952	2,005	5.46
Total loans and leases receivable(1)	3,531,550	177,695	6.71	3,240,908	170,395	7.01
Mortgage-related securities(2)	372,148	11,839	4.24	331,417	10,473	4.21
Other investment securities(3)	48,888	838	2.29	45,658	726	2.12
FHLB and FRB stock	12,024	851	9.44	11,949	814	9.08
Short-term investments	80,433	2,219	3.68	65,045	2,150	4.41
Total interest-earning assets	4,045,043	193,442	6.38	3,694,977	184,558	6.66
Goodwill and other intangible assets	11,949			12,032
Non-interest-earning assets	254,221			231,717
Total assets	$4,311,213			$3,938,726
Interest-bearing liabilities
Transaction accounts	$1,263,280	$25,617	2.70%	$988,345	$24,185	3.26%
Money market accounts	943,867	19,885	2.81	835,108	20,724	3.31
Certificates of deposit	243,414	6,516	3.57	215,785	6,331	3.91
Wholesale deposits	635,705	19,184	4.02	741,178	22,371	4.02
Total interest-bearing deposits	3,086,266	71,202	3.08	2,780,416	73,611	3.53
FHLB advances	266,234	6,851	3.43	265,555	6,370	3.20
Other borrowings	54,846	2,651	6.44	54,734	2,649	6.45
Total interest-bearing liabilities	3,407,346	80,704	3.16	3,100,705	82,630	3.55
Non-interest-bearing demand deposit accounts	433,412			413,767
Other non-interest-bearing liabilities	81,434			82,074
Total liabilities	3,922,192			3,596,546
Common stockholders’ equity	377,029			330,188
Preferred stock	11,992			11,992
Total stockholders’ equity	389,021			342,180
Total liabilities and stockholders’ equity	$4,311,213			$3,938,726
Net interest income		$112,738			$101,928
Interest rate spread			3.22%			3.11%
Net interest-earning assets	$637,697			$594,272
Net interest margin			3.72%			3.68%
Average interest-earning assets to average interest-bearing liabilities	118.72%			119.17%
Return on average assets(4)	1.35%			1.23%
Return on average tangible common equity(4)	15.96%			15.23%
Average equity to average assets	9.02%			8.69%
Non-interest expense to average assets(4)	2.50%			2.55%

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
(4)
Represents annualized yields/rates.

The change in yield of the respective interest-earning assets or the rate paid on interest-bearing liability compared to the change in short-term market rates is commonly referred to as a beta. The table below displays the beta calculations for loans and leases, total interest earning assets, core deposits, interest-bearing deposits and total interest-bearing liabilities for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Increase	2026	2025	Increase
Asset and Liability Beta Analysis	Average Yield/Rate (3)		(Decrease)	Average Yield/Rate (3)		(Decrease)
Total loans and leases receivable (a)	6.79%	7.10%	(0.31)%	6.71%	7.01%	(0.30)%
Total interest-earning assets (b)	6.47%	6.72%	(0.25)%	6.38%	6.66%	(0.28)%
Total core deposits (c)	2.41%	2.89%	(0.48)%	2.40%	2.79%	(0.39)%
Total bank funding (d)	2.76%	3.14%	(0.38)%	2.75%	3.08%	(0.33)%
Net interest margin (e)	3.80%	3.68%	0.12%	3.72%	3.68%	0.04%

Effective fed funds rate (2)(f)	3.67%	4.30%	(0.63)%	3.65%	4.32%	(0.67)%

Beta Calculations:
Total loans and leases receivable (a)/(f)			49.2%			44.78%
Total interest-earning assets (b)/(f)			39.7%			41.79%
Total core deposits (c)/(f)			76.2%			58.21%
Total bank funding (1)(d)/(f)			60.3%			49.25%

(1)
Total bank funding represents total deposits plus FHLB advances.
(2)
Board of Governors of the Federal Reserve System (US), Effective Federal Funds Rates (DFF) from FRED, Federal Reserve Bank of St. Louis.
(3)
Represents annualized yields/rates.

Comparison of Net Interest Income for the Three and Nine Months Ended September 30, 2026 and 2025

Net interest income increased $4.2 million, or 12.0%, and $10.8 million, or 10.6%, respectively, during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase in net interest income primarily reflected increases in average gross loans and leases outstanding, prepayment fees of $450,000 and $730,000, and asset-based loan fees of $407,000 and $1.0 million, respectively, during the three and nine months ended September 30, 2026. Average gross loans and leases for the three and nine months ended September 30, 2026 increased $320.5 million, or 9.7%, and $290.6 million, or 9.0%, respectively, compared to the three and nine months ended September 30, 2025.

The yield on average interest-earning assets for the three and nine months ended September 30, 2026 was 6.47% and 6.38%, respectively, compared to 6.72% and 6.66%, respectively, for the three and nine months ended September 30, 2025. The decrease in yield was primarily due to the decrease in short-term market rates, partially offset by an increase in prepayment fees and asset-based loan fees.

The average rate paid on total interest-bearing liabilities was 3.19% and 3.16% for the three and nine months ended September 30, 2026, respectively, compared to 3.61% and 3.55% for the three and nine months ended September 30, 2025, respectively. Total interest-bearing liabilities includes interest-bearing deposits, FHLB advances, subordinated and junior subordinated notes and debentures payable, federal funds purchased, and other borrowings. The average rates paid decreased due to lower short-term interest rates.

Net interest margin increased to 3.80% and 3.72% for the three and nine months ended September 30, 2026, respectively, compared to 3.68% for both the three and nine months ended September 30, 2025. The increase in net interest margin was primarily due to an increase in prepayment fees and asset-based loan fees.

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

The Corporation maintains a long-term target for net interest margin in the range of 3.60% to 3.65%. Performance in future periods will vary due to factors such as the level of fees in lieu of interest and the timing, pace, and scale of future interest rate changes.

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

The following table shows the components of the provision for credit losses for the three and nine months ended September 30, 2026 compared to the same period in 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Change in qualitative factors	$(198)	$(243)	$(1,261)	$(8)
Change in quantitative factors	36	(173)	587	2,133
Charge-offs	2,921	1,708	6,776	6,856
Recoveries	(310)	(440)	(964)	(1,170)
Change in reserves on individually evaluated loans, net	(1,224)	(550)	(879)	(3,292)
Change due to loan growth, net	535	795	2,218	2,072
Change in unfunded credit commitment reserves	183	343	492	209
Total provision for credit losses	$1,943	$1,440	$6,969	$6,800

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

Comparison of Non-Interest Income for the Three and Nine Months Ended September 30, 2026 and 2025

Non-Interest Income

Non-interest income for the three months ended September 30, 2026 decreased $1.2 million, or 12.6%, to $8.4 million compared to $9.6 million for the same period in 2025. The decrease in total non-interest income for the three months ended September 30, 2026 was primarily driven by lower returns on limited partnership investments, nonrecurring prior year fee income in accounts receivable financing, commercial loan swap fees, lower gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the current year, and bank-owned life insurance income, partially offset by an increase in private wealth fee income, credit card fees, and service charges on deposits. The increase in total non-interest income for the nine months ended was primarily driven by increases in private wealth fee income, service charges on deposits, credit card fees, and bank-owned life insurance income, partially offset by a decrease in gains on sale of SBA loans due to the exit from the out of market SBA 7(a) lending activities in the prior quarter, lower returns on limited partnership investments, and nonrecurring prior year fee income in accounts receivable financing. Non-interest income for the nine months ended September 30, 2026 increased $1.3 million, or 5.3%, to $25.8 million compared to $24.5 million for the same period in 2025.

Management continues to focus on revenue growth from multiple non-interest income sources to maintain a diversified revenue stream. Contribution from fee-based revenue sources can be variable and driven by changes in the interest rate environment, client activity, and the value of underlying investments. Total non-interest income accounted for 17.7% and 18.6% of total revenues for the three and nine months ended September 30, 2026, respectively, compared to 21.7% and 19.4% for the three and nine months ended September 30, 2025, respectively.

The components of non-interest income were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Private wealth management services fee income	$4,175	$3,687	$488	13.2%	$12,309	$10,928	$1,381	12.6%
Gain on sale of SBA loans	—	382	(382)	(100.0)	592	1,742	(1,150)	(66.0)
Service charges on deposits	1,409	1,151	258	22.4	4,063	3,303	760	23.0
Loan fees	470	501	(31)	(6.2)	1,434	1,313	121	9.2
Bank-owned life insurance policy income	785	965	(180)	(18.7)	2,299	2,016	283	14.0
Swap fees	555	974	(419)	(43.0)	1,345	1,257	88	7.0
Other non-interest income	1,035	1,980	(945)	(47.7)	3,731	3,916	(185)	(4.7)
Total non-interest income	$8,429	$9,640	$(1,211)	(12.6)	$25,773	$24,475	$1,298	5.3
Fee income ratio(1)	17.7%	21.7%			18.6%	19.4%

(1)
Fee income ratio is fee income, per the above table, divided by top line revenue (defined as net interest income plus non-interest income).

Private wealth fee income increased $488,000, or 13.2%, and $1.4 million, or 12.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. Private wealth fee income is primarily based on asset levels and may vary based on seasonal activity and the timing of fluctuations in market values. As of September 30, 2026, private wealth and trust assets under management and administration increased $413.0 million, or 10.8%, totaling $4.227 billion compared to $3.814 billion as of September 30, 2025, primarily due to an increase in market values, new clients, and new money from existing clients.

Service charges on deposits increased $258,000, or 22.4%, and $760,000, or 23.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increase was driven by new and expanded core deposit relationships. Treasury management business development efforts remain robust as gross treasury management service charges increased $276,000, or 15.6%, and $813,000, or 15.9%, for the three and nine months ended September 30, 2026, compared to the same period in 2025. Management believes growth in gross analyzed service charges is a strong indicator of success for the Corporation given the direct correlation to adding and expanding core business relationships.

Gain on sale of SBA loans decreased $382,000, or 100.0%, and $1.2 million, or 66.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease was due to management's decision to hold for investment any existing and new SBA 7(a) loans.

Other non-interest income decreased $945,000, or 47.7%, and $185,000, or 4.7%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease is primarily related to higher returns on the Company's investments in limited partnerships in the prior year quarter and non-recurring fee income in accounts receivable financing in the prior year quarter.

Commercial loan swap fee income decreased $419,000, or 43.0%, and increased $88,000, or 7.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. Swap fee income varies period to period based on loan activity and the interest rate environment.

Comparison of Non-Interest Expense for the Three and Nine Months Ended September 30, 2026 and 2025

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2026 increased $405,000, or 1.6%, and $5.5 million, or 7.3%, respectively, compared to the same periods in 2025. Operating expense, which excludes certain one-time and discrete items as defined in the Efficiency Ratio and Pre-Tax, Pre-Provision Adjusted Earnings section above, increased $746,000, or 2.9%, and $5.1 million, or 6.8%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in operating expense was primarily due to an increase in compensation expense.

The components of non-interest expense were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Dollars in Thousands)
Compensation	$17,769	$17,442	$327	1.9%	$54,772	$50,723	$4,049	8.0%
Occupancy	594	567	27	4.8	1,820	1,721	99	5.8
Professional fees	1,289	1,071	218	20.4	4,228	4,016	212	5.3
Data processing	1,489	1,123	366	32.6	4,241	3,574	667	18.7
Marketing	735	876	(141)	(16.1)	2,286	2,906	(620)	(21.3)
Equipment	320	296	24	8.1	1,078	1,007	71	7.1
Computer software	2,063	1,826	237	13.0	5,942	5,085	857	16.9
FDIC insurance	696	817	(121)	(14.8)	2,424	2,432	(8)	(0.3)
Other non-interest expense	1,150	1,682	(532)	(31.6)	4,116	3,924	192	4.9
Total non-interest expense	$26,105	$25,700	$405	1.6	$80,907	$75,388	$5,519	7.3
Total operating expense(1)	$26,186	$25,440	$746	2.9	$80,159	$75,081	$5,078	6.8
Actual full-time equivalent employees	349	365			349	365

(1)
Total operating expense represents total non-interest expense, adjusted to exclude the impact of discrete items as previously defined in the non-GAAP efficiency ratio calculation, above.

Compensation expense for the three and nine months ended September 30, 2026 increased $327,000, or 1.9%, and $4.0 million, or 8.0%, respectively, compared to the same period in 2025. Growth reflects annual merit increases and promotions as well as higher annual cash bonus accruals reflecting above-target Corporation performance. These increases were partially offset by lower salaries and benefits expense related to the Corporation's strategic exit from out of market SBA 7(a) lending activities. Average full-time equivalent employees for the three months ended September 30, 2026 decreased to 352, or 3.8%, compared to 366 for the three months ended September 30, 2025. Excluding SBA employees from both periods of comparison, average FTEs for the three months ended September 30, 2026 were 351 compared to 345 for the three months ended September 30, 2025.

Computer software expense increased $237,000, or 13.0%, and $857,000, or 16.9%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increase was primarily due to the Corporation's commitment to innovative technology to support growth initiatives, enhance productivity, and improve the client experience.

Data processing expense increased $366,000, or 32.6%, and $667,000, or 18.7%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increase was primarily due to an increase in core processing costs associated with core deposit growth and an increase in credit card transactions.

Professional fees expense increased $218,000, or 20.4%, and $212,000, or 5.3%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increase was primarily due to an increase in recruiting expense, directors' fees, and miscellaneous legal and regulatory fees.

Other non-interest expense for the three and nine months ended September 30, 2026 decreased $532,000, or 31.6%, and increased $192,000, or 4.9%, respectively, compared to the same period in 2025. The decrease for the three month period was primarily due to a decrease in SBA recourse reserves. The increase for the nine month period was primarily due to additional impairment of historic tax credit investments, increase in liquidation expense, partially offset by a decrease in SBA recourse reserves.

Marketing expense decreased $141,000, or 16.1%, and $620,000, or 21.3%, for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily due to timing of marketing campaigns and a reduction in sponsorship activity.

Income Taxes

Income tax expense totaled $6.3 million for the nine months ended September 30, 2026 compared to $7.2 million for the same period in 2025. Income tax expense included a $2.0 million net benefit from tax credit investments compared to $1.2 million for the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 12.4%, compared to 16.3% for the same period in 2025. The change in tax expense primarily reflects an increase in benefits from tax credit investments and the release of state deferred tax valuation allowance. Income tax expense for the nine months ended September 30, 2026 includes a $1.5 million release of the remaining state deferred tax valuation allowance. This was initially recognized in 2023 following the enactment of a state law, which excluded small business lending interest from state income tax. The valuation allowance was released due to sustained historical and forecasted Wisconsin taxable income.

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

Financial Condition

General

Total assets increased by $362.4 million, or 8.9%, to $4.444 billion as of September 30, 2026 compared to $4.082 billion at December 31, 2025. The increase in total assets was primarily driven by increases in loans and leases receivable and short-term investments. Total liabilities increased by $329.4 million, or 8.9%, to $4.040 billion at September 30, 2026 compared to $3.710 billion at December 31, 2025. The increase in total liabilities was primarily due to an increase in core deposits. Total stockholders’ equity increased by $33.0 million, or 8.9%, to $404.6 million at September 30, 2026 compared to $371.6 million at December 31, 2025. The increase in total stockholders’ equity was primarily due to the retention of earnings partially offset by dividends paid to common and preferred stockholders.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments and cash and due from banks. Cash and due from banks increased $2.1 million to $32.9 million at September 30, 2026 from $30.8 million at December 31, 2025. Short-term investments increased by $50.7 million to $59.4 million at September 30, 2026 from $8.7 million at December 31, 2025. Our short-term investments primarily consist of interest-bearing deposits held at the FRB. We value the safety and soundness provided by the FRB, and therefore, we incorporate short-term investments in our readily accessible liquidity program. The increase compared to prior year-end is primarily due to cash management activity, including loan funding and deposit activity. As of September 30, 2026 and December 31, 2025, interest-bearing deposits held at the FRB were $58.6 million and $7.7 million, respectively. In general, the level of our cash and short-term investments will be influenced by the timing of deposit gathering, scheduled maturities of wholesale deposits, funding of loan and lease growth, and the level of our securities portfolio. Please refer to the section entitled Liquidity and Capital Resources for further discussion.

Securities

Total securities, including available-for-sale and held-to-maturity, decreased by $23.9 million, or 5.6%, to $403.4 million, or 9.1% of total assets at September 30, 2026 compared to $427.3 million or 10.5% of total assets at December 31, 2025. During the nine months ended September 30, 2026, the Corporation recognized unrealized losses of $18.6 million before income taxes through other comprehensive income, compared to unrealized gains of $9.4 million for the same period in 2025. The unrealized losses in the current period were driven by changes in market interest rates. As of September 30, 2026 and December 31, 2025, our overall securities portfolio, including available-for-sale securities and held-to-maturity securities, had an estimated weighted-average expected maturity of 5.3 and 4.7 years, respectively. Our investment philosophy remains as stated in our most recent Annual Report on Form 10-K.

We use a third-party pricing service as our primary source of market prices for our securities portfolio. On a quarterly basis, we assess the reasonableness of prices received from this source through independent verification and data integrity validation primarily through comparison of current price to an expectation-based analysis of movement in prices based upon the changes in the related yield curves, and other market factors. We did not recognize any credit losses in the securities portfolio as of September 30, 2026.

Loans and Leases Receivable

Period-end loans and leases receivable, net of allowance for credit losses, increased by $299.9 million, or 12.0% annualized, to $3.637 billion at September 30, 2026 from $3.337 billion at December 31, 2025 primarily driven by commercial real estate and commercial and industrial loan growth. Management expects to continue to manage loan growth towards the Corporation's long term target of 10%.

Commercial and Industrial ("C&I") loans increased $115.8 million, or 12.1% annualized, to $1.390 billion compared to December 31, 2025 and included a $23.7 million transfer from loans held for sale related to the exit from out of market SBA 7(a) lending activities in the prior quarter. The increase was also due to growth across bank markets and in asset-based lending.

Total commercial real estate (“CRE”) loans increased $178.8 million, or 11.6% annualized, to $2.239 billion. The increase was primarily due to growth throughout our Wisconsin and Kansas City markets.

CRE loans represented 60.9% and 61.0% of our total loans as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, 15.5% of the CRE loans were owner-occupied CRE, compared to 14.3% as of December 31, 2025. We consider the owner-occupied CRE more characteristic of the Corporation’s C&I portfolio as, in general, the client’s primary source of repayment is the cash flow from the operating entity occupying the commercial real estate property.

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

The following table presents information concerning the composition of the Bank’s consolidated loans and leases receivable.

	As of September 30,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Loans and Leases	Amount Outstanding	% of Total Loans and Leases
	(Dollars in Thousands)
Commercial real estate:
Commercial real estate — owner occupied	$347,783	9.5%	$293,706	8.7%
Commercial real estate — non-owner occupied	955,378	26.0	885,870	26.2
Construction and land development	184,718	5.0	248,560	7.4
Multi-family	690,323	18.8	571,468	16.9
1-4 family	60,868	1.7	60,661	1.8
Total commercial real estate	2,239,070	61.0	2,060,265	61.0
Commercial and industrial	1,389,826	37.7	1,273,997	37.8
Consumer and other	48,021	1.3	40,965	1.2
Total gross loans and leases receivable	3,676,917	100.0%	3,375,227	100.0%
Less:
Allowance for credit losses	36,541		35,877
Deferred loan fees and costs, net	3,100		1,986
Loans and leases receivable, net	$3,637,276		$3,337,364

Below is a view of selected loan portfolios disaggregated by North American Industry Classification System (“NAICS”) code as of September 30, 2026:

	Real Estate	Wholesale and Manufacturing	Retail and Hospitality	Transportation and Warehousing	Other	Total
Commercial real estate — owner occupied	5%	32%	20%	11%	32%	100%
Commercial real estate — non- owner occupied	80% (1)	—%	8%	1%	11%	100%
Commercial and industrial	3%	27%	18%	5%	47%	100%

(1)
Includes approximately $310.9 million of office real estate, or 8.5% of gross loans.

See Asset Quality for further discussion of industry-specific risks.

Deposits

Deposit composition

	As of September 30,		As of December 31,
	2026		2025
	Amount Outstanding	% of Total Deposits	Amount Outstanding	% of Total Deposits
	(Dollars in Thousands)
Non-interest-bearing transaction accounts	$477,865	12.7%	$378,770	11.2%
Interest-bearing transaction accounts	1,288,239	34.3	1,103,696	32.7
Money market accounts	1,003,735	26.8	905,773	26.8
Certificates of deposit	209,118	5.6	284,764	8.4
Wholesale deposits	770,816	20.6	707,412	20.9
Total deposits	$3,749,773	100.0%	$3,380,415	100.0%

Uninsured deposits	$1,381,507		$1,220,177
Less: uninsured deposits collateralized by pledged assets or letters of credit	22,492		68,656
Total uninsured, net of collateralized deposits	$1,359,015	36.2%	$1,151,521	34.1%

As of September 30, 2026, total period-end deposits increased by $369.4 million, or 14.6% annualized, to $3.750 billion from $3.380 billion at December 31, 2025. As of September 30, 2026, total period-end core deposits increased $306.0 million, or 15.3% annualized, to $2.979 billion, compared to $2.673 billion at December 31, 2025. Core deposits include all deposits that are not wholesale deposits. Management believes the Bank’s deposit-centric sales strategy, led by treasury management sales, will continue to contribute to a net increase in core deposits; however, period-end deposit balances associated with core relationships will fluctuate based upon maturity of time deposits, client demands for the use of their cash, and our ability to maintain existing and acquire new client relationships. Therefore, we believe average balances are a better indicator of our deposit growth.

Our strategic efforts remain focused on adding core deposit relationships. We measure the success of core deposit gathering efforts based on the number and average balances of our deposit accounts as compared to ending balances due to the variability of some of our larger relationships. The Bank’s average core deposits increased $431.0 million, or 17.6%, to $2.884 billion for the nine months ended September 30, 2026 compared to $2.453 billion for the nine months ended September 30, 2025.

FHLB Advances and Other Borrowings

As of September 30, 2026, FHLB advances and other borrowings decreased by $64.7 million, or 25.7%, to $187.4 million from $252.1 million at December 31, 2025. The decrease was primarily driven by liquidity management considerations.

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

Preferred Stock

The Corporation has 12,500 shares, or $12.5 million in aggregate liquidation preference, of 7.0% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) outstanding as of September 30, 2026 and December 31, 2025.

The Corporation expects to pay dividends on the Series A Preferred Stock when and if declared by its Board, at a fixed rate of 7.0% per annum, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year up to, but excluding, March 15, 2027. For each dividend period from and including March 15, 2027, dividends will be paid at a floating rate of Three-Month Term SOFR plus a spread of 539 basis points per annum. During the three and nine months ended September 30, 2026, the Corporation paid $218,000 and $656,000, respectively, in cash dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is perpetual and has no stated maturity. The Corporation may redeem the Series A Preferred Stock at its option at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after March 15, 2027 or within 90 days following a regulatory capital treatment event, in accordance with the terms of the Series A Preferred Stock.

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

As of September 30, 2026, the aggregate amortizing notional value of interest rate swaps with various commercial borrowers was approximately $1.271 billion, compared to $1.167 billion as of December 31, 2025. We receive fixed rates and pay floating rates based upon designated benchmark interest rates on the swaps with commercial borrowers. These swaps mature between October 2026 and July 2041. Commercial borrower swaps are completed independently with each borrower and are not subject to master netting arrangements. As of September 30, 2026, the commercial borrower swaps were reported on the Unaudited Consolidated Balance Sheets as a derivative asset of $85,000 and liability of $63.5 million compared to a derivative asset of $9.7 million and liability of $34.6 million as of December 31, 2025. On the offsetting swap contracts with dealer counterparties, we pay fixed rates and receive floating rates based upon designated benchmark interest rates. These interest rate swaps also have maturity dates between October 2026 and July 2041. Dealer counterparty swaps are subject to master netting agreements among the contracts within our Bank and were reported on the Unaudited Consolidated Balance Sheets as a net derivative asset of $63.4 million as of September 30, 2026, compared to a net derivative asset of $24.9 million as of December 31, 2025. The gross amounts of the fair value of the dealer counterparty swaps as of September 30, 2026, without regard to the enforceable master netting agreement, was a gross derivative liability of $85,000 and gross derivative asset of $63.5 million, compared to a gross derivative liability of $9.7 million and gross derivative asset of $34.6 million as of December 31, 2025.

The Bank also enters into interest rate swaps to manage interest rate risk and reduce the cost of match-funding certain long-term fixed rate loans. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted interest payments on short-term FHLB advances or wholesale deposits. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2026, the aggregate notional value of interest rate swaps designated as cash flow hedges was $472.5 million. These interest rate swaps mature between October 2026 and February 2041. A pre-tax unrealized gain of $8.5 million and $14.8 million was recognized in other comprehensive income for the three and nine months ended September 30, 2026, respectively, and there was no ineffective portion of these hedges.

The Bank also enters into interest rate swaps to mitigate market value volatility on certain long-term fixed securities. The objective of the hedge is to protect the Corporation against changes in fair value due to changes in benchmark interest rates. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. The change in the fair value of these hedging instruments is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transactions affect earnings. As of September 30, 2026, the aggregate notional value of interest rate swaps designated as fair value hedges was $12.5 million. These interest rate swaps mature between February 2031 and October 2034. A pre-tax unrealized gain of $492,000 and $678,000 was recognized in other comprehensive income for the three and nine months ended September 30, 2026, respectively, and there was no ineffective portion of these hedges.

For further information and discussion of our derivatives, see Note 13 — Derivative Financial Instruments of the Consolidated Financial Statements.

Asset Quality

Non-performing Assets

Total non-performing assets consisted of the following at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
	(Dollars in Thousands)
Non-accrual loans and leases
Commercial real estate:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Construction and land development	11,424	14,581
Multi-family	9,720	4,292
1-4 family	—	—
Total non-accrual commercial real estate	21,144	18,873
Commercial and industrial	19,096	24,982
Consumer and other	—	—
Total non-accrual loans and leases	40,240	43,855
Repossessed assets, net	—	—
Total non-performing assets	$40,240	$43,855

Total non-accrual loans and leases to gross loans and leases	1.09%	1.30%
Total non-accrual loans to gross loans and leases plus repossessed assets, net	1.09	1.30
Total non-performing assets to total assets	0.91	1.07
Allowance for credit losses to gross loans and leases	1.06	1.12
Allowance for credit losses to non-accrual loans and leases	96.54	85.95

Non-performing assets decreased $3.6 million, to $40.2 million at September 30, 2026, compared to $43.9 million at December 31, 2025. The Corporation’s non-accrual loans as a percentage of total gross loans and leases measured 1.09% and 1.30% at September 30, 2026 and December 31, 2025, respectively. Asset quality improved from year-end but weakened modestly from the second quarter due primarily to the previously disclosed southeast Wisconsin relationship.

We use a wide variety of available metrics to assess the overall asset quality of the portfolio and no one metric is used independently to make a final conclusion as to the asset quality of the portfolio. Non-performing assets as a percentage of total assets were 0.91% and 1.07% at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the payment performance of our loans and leases did not indicate any new areas of concern, as 99.1% and 99.0%, respectively, of the total portfolio at the end of each period was in current payment status.

We reviewed loans and leases with exposure to certain industries as of September 30, 2026:

•
Transportation, Equipment Finance: $11.1 million, or 0.3%, of total loans - Management considered the following: $1.0 million, or 9.2%, of Equipment Finance Transportation loans are rated Category IV. Due to our experience and forecast of continued sector stress, we are not currently originating new loans to this borrower profile in this lending niche. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.

•
Transportation, excluding Equipment Finance: $44.6 million or 1.2% of total loans - Management considered the following: One borrower with a balance of $5.4 million, or 12.1%, of the loan balance in this category is rated Category IV. Collateral on these loans includes commercial real estate, business assets, and equipment. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this industry to be appropriate.
•
Office, Commercial Real Estate: $310.9 million, or 8.5%, of total loans - Management considered the following: office exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and none of the loans in this category are rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.
•
Multifamily, Commercial Real Estate: $639.7 million, or 17.4%, of total loans - Management considered the following: multifamily exposure is concentrated in the Wisconsin markets where local market vacancy rates are below national rates and one client relationship with a balance of $9.7 million, or 1.5%, of the loan balance in this category is rated Category IV. Based on our reserve methodology for individually and collectively evaluated loans, we believe our reserves related to this loan category to be appropriate.

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

As of September 30, 2026, as well as in all previous reporting periods, there were no loans over 90 days past due and still accruing interest. Loans and leases greater than 90 days past due are placed on non-accrual status and individually evaluated for reserve requirement. Cash received while a loan or a lease is on non-accrual status is generally applied solely against the outstanding principal. If collectability of the contractual principal and interest is not in doubt, payments received may be applied to both interest and principal.

The following represents additional information regarding our non-accrual loans and leases:

	As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2026	2025	2025
	(In Thousands)
Individually evaluated loans and leases with no specific reserves required	$24,091	$8,331	$29,525
Individually evaluated loans and leases with specific reserves required	16,149	15,182	14,330
Total individually evaluated loans and leases	40,240	23,513	43,855
Less: Specific reserves (included in allowance for credit losses)	4,670	5,625	5,550
Net carrying value of non-accrual loans and leases	$35,570	$17,888	$38,305
Average non-accrual loans and leases	$42,735	$27,295	$26,567

Allowance for Credit Losses

The allowance for credit losses, including unfunded commitment reserves, increased $1.2 million, or 3.1%, to $38.8 million as of September 30, 2026 from $37.7 million as of December 31, 2025. The allowance for credit losses as a percentage of gross loans and leases was 1.06% as of September 30, 2026 compared to 1.12% as of December 31, 2025.

During the nine months ended September 30, 2026, we recorded net charge-offs of $5.8 million, comprised of $6.8 million of charge-offs and $964,000 of recoveries, compared to net charge-offs of $5.7 million, comprised of $6.9 million of charge-offs and $1.2 million of recoveries during the nine months ended September 30, 2025. Net charge-offs increased in 2026 primarily due to higher charge-offs of previously reserved C&I loans. Charge-offs on Equipment Finance loans were elevated in the nine months ended September 30, 2025 due to a change in policy which accelerated charge-offs by approximately one quarter.

We will continue to experience some level of periodic charge-offs in the future as exit strategies are considered and executed. Loans and leases with previously established specific reserves may ultimately result in a charge-off under a variety of scenarios.

As of September 30, 2026 and December 31, 2025, our ratio of allowance for credit losses to total non-accrual loans and leases was 96.5% and 86.0%, respectively. This ratio increased, primarily driven by an decrease in non-accrual loans and increase in ACL reserves. Non-accrual loans and leases exhibit weaknesses that inhibit repayment in compliance with the original terms of the note or lease; however, the evaluation of non-accrual loans and leases may not always result in a specific reserve included in the allowance for credit losses.

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

As a result of our review process, we have concluded an appropriate allowance for credit losses for the funded and unfunded loan and lease portfolio was $38.8 million, or 1.06% of gross loans and leases, at September 30, 2026 compared to $37.7 million, or 1.12% of gross loans and leases, at December 31, 2025. The decrease in this ratio is attributable to lower general reserves as a percentage of total loans primarily due to lower qualitative factors and lower specific reserves due to charge-offs. Given the ongoing complexities with current workout situations and the uncertainty surrounding future economic conditions, further charge-offs, and increased provisions for credit losses may be recorded if additional facts and circumstances lead us to a different conclusion. Various federal and state regulatory agencies review the allowance for credit losses. These agencies could require certain loan and lease balances to be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The following represents additional information regarding our allowance for credit losses:

	As of
	September 30, 2026		June 30, 2026		March 31, 2026		December 31, 2025
	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases	(In Thousands)	% of Total Loans and Leases
Allowance for credit losses:
Loans collectively evaluated	$31,871	0.87%	$31,499	0.88%	$30,700	0.88%	$30,327	0.90%
Loans individually evaluated	4,670	0.13%	5,894	0.16%	5,931	0.17%	5,550	0.16%
Unfunded commitments reserve	2,308		2,124		1,858		1,815
Total	38,849	1.06%	39,517	1.10%	38,489	1.10%	37,692	1.12%
Loans and lease receivables:	$3,673,817		$3,585,615		$3,498,903		$3,373,241

The following is a summary of the activity in the allowance for credit losses:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Allowance at beginning of period	$39,517	$38,210	$37,692	$37,268
Charge-offs:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	—
Commercial real estate — non-owner occupied	—	—	—	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	—	—	—	—
Commercial and industrial	(2,921)	(1,706)	(6,776)	(6,844)
Consumer and other	—	(2)	—	(12)
Total charge-offs	(2,921)	(1,708)	(6,776)	(6,856)
Recoveries:
Commercial real estate:
Commercial real estate — owner occupied	—	—	—	2
Commercial real estate — non-owner occupied	8	—	8	—
Construction and land development	—	—	—	—
Multi-family	—	—	—	—
1-4 family	81	6	93	19
Commercial and industrial	221	434	863	1,149
Consumer and other	—	—	—	—
Total recoveries	310	440	964	1,170
Net charge-offs	(2,611)	(1,268)	(5,812)	(5,686)
Provision for credit losses	1,943	1,440	6,969	6,800
Allowance at end of period	$38,849	$38,382	$38,849	$38,382
Components:
Allowance for credit losses on loans	$36,541	$36,690	$36,541	$36,690
Allowance for credit losses on unfunded credit commitments	2,308	1,692	2,308	1,692
Total ACL	$38,849	$38,382	$38,849	$38,382
Annualized net charge offs (recoveries) as a percentage of average gross loans and leases	0.29%	0.15%	0.22%	0.23%

Liquidity and Capital Resources

The Corporation expects to meet its liquidity needs through existing cash on hand, established cash flow sources, its third-party senior line of credit, and dividends received from the Bank. While the Bank is subject to certain generally applicable regulatory limitations regarding its ability to pay dividends to the Corporation, we do not believe that the Corporation will be adversely affected by these dividend limitations. The Corporation’s principal liquidity requirements at September 30, 2026 were the interest payments due on subordinated notes and debentures and cash dividends payable to both common and preferred stockholders. The capital ratios of the Bank met all applicable regulatory capital adequacy requirements in effect on September 30, 2026. The Corporation’s Board and management teams adhere to the appropriate regulatory guidelines on decisions which affect their capital positions, including but not limited to, decisions relating to the payment of dividends and increasing indebtedness.

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

Sources of liquidity

	As of
(in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Short-term investments	$59,417	$131,294	$104,565	$8,714	$8,074
Collateral value of unencumbered pledged loans	1,225,386	987,993	968,320	992,398	906,042
Market value of unencumbered securities	369,369	378,423	387,700	388,474	376,783
Readily accessible liquidity	1,654,172	1,497,710	1,460,585	1,389,586	1,290,899

Fed fund lines	45,000	45,000	45,000	45,000	45,000
Excess brokered CD capacity (1)	846,907	878,888	806,268	775,851	732,951
Total liquidity	$2,546,079	$2,421,598	$2,311,853	$2,210,437	$2,068,850
Total uninsured deposits, net of collateralized deposits	1,359,015	1,150,646	1,177,731	1,151,521	1,028,307

(1)
Bank internal policy limits brokered CDs to 50% of total bank funding when combined with value of unencumbered pledged loans.

We view readily accessible liquidity as a critical measure of our ability to meet our cash and collateral obligations. We define our readily accessible liquidity as the total of our short-term investments, our unencumbered securities available-for-sale, and our unencumbered pledged loans. Our readily accessible liquidity increased $264.6 million from December 31, 2025 due primarily to an increase in unencumbered loans and short-term investments, partially offset by a decrease in unencumbered securities. Any excess funds not used for loan funding or satisfying other cash obligations were maintained as part of our readily accessible liquidity in our interest-bearing accounts with the FRB, as we value the safety and soundness provided by the FRB. We plan to utilize excess liquidity to fund loan and lease portfolio growth, pay down maturing debt, allow run off of maturing wholesale certificates of deposit or invest in securities to maintain adequate liquidity.

We had $903.3 million of outstanding wholesale funds at September 30, 2026, compared to $904.7 million of wholesale funds as of December 31, 2025, which represented 23.3% and 25.3%, respectively, of total bank funding at period end. Wholesale funds include FHLB advances and brokered deposits. Total bank funding is defined as total deposits plus FHLB advances. We are committed to raising core deposits while utilizing wholesale funds to mitigate interest rate risk. Wholesale funds continue to be an efficient and cost effective source of funding for the Bank and allows it to gather funds across a larger geographic base at price levels and maturities that are more attractive than local time deposits when required to raise a similar level of core deposits within a short time period. Access to such deposits and borrowings allows us the flexibility to refrain from pursuing single service deposit relationships in markets that have experienced unfavorable pricing levels. The administrative costs associated with wholesale funds are considerably lower than those that would be incurred to administer a similar level of core deposits with a similar maturity structure. Term wholesale funds are stable as each issuance has a structured maturity date and may only be redeemed in certain limited circumstances. Non-maturity wholesale deposits are also stable as the Bank has developed relationships with reliable providers and the term of the deposit is typically agreed upon by both parties. During the time frames necessary to accumulate wholesale funds in an orderly manner, we will use short-term FHLB advances to meet our temporary funding needs. The short-term FHLB advances will typically have terms of one week to one month to cover the overall expected funding demands.

We will continue to use term wholesale funds in specific maturity periods, typically three to five years, needed to effectively mitigate the interest rate risk measured through our asset/liability management process or in shorter time periods if core deposit balances decline. In order to provide for ongoing liquidity and funding, none of our wholesale certificates of deposit allow for withdrawal at the option of the depositor before the stated maturity date and FHLB advances have contractual maturity terms. The Bank limits the percentage of wholesale funds to total bank funds in accordance with liquidity policies approved by its Board. The Bank was in compliance with its policy limits as of September 30, 2026.

The Bank was able to access the wholesale funding market as needed at rates and terms comparable to market standards during the quarter ended September 30, 2026. In the event that there is a disruption in the availability of wholesale funds at maturity, the Bank has managed the maturity structure, in compliance with our approved liquidity policy, so at least one year of maturities could be funded through readily accessible liquidity. As of September 30, 2026, the accessible liquidity was in excess of the stated policy minimum. We believe the Bank will also have access to the unused federal funds lines, cash flows from borrower repayments, and cash flows from security maturities. The Bank also has the ability to raise local market deposits by offering attractive rates to generate the level required to fulfill its liquidity needs.

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

During the nine months ended September 30, 2026, operating activities resulted in a net cash inflow of $52.3 million, which included net income of $44.4 million. Net cash used by investing activities for the nine months ended September 30, 2026 was $292.5 million primarily due to net loan disbursements, investments made in securities available for sale, and additional investments in tax credit investments. Net cash provided by financing activities was $292.9 million for the nine months ended September 30, 2026 primarily due to a net increase in deposits. Please refer to the Unaudited Consolidated Statements of Cash Flows included in PART I., Item 1 for further details regarding significant sources of cash flow for the Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2026, there were no material changes to our contractual obligations and off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We continue to believe that we have adequate capital and liquidity accessible from various sources to fund projected contractual obligations and commitments.

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

	Impact on Net Interest Income as of
Instantaneous Rate Change in Basis Points	September 30, 2026	December 31, 2025
Down 300	(0.75)%	(3.26)%
Down 200	(0.36)	(0.94)
Down 100	(0.23)	(0.47)
No Change	—	—
Up 100	0.19	0.72
Up 200	0.37	1.34
Up 300	0.54	1.95

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

As previously announced, on April 26, 2024, the Corporation’s Board of Directors authorized the repurchase by the Corporation of shares of its common stock with a maximum aggregate purchase price of $5.0 million, in such quantities, at such prices and on such other terms and conditions as the Corporation’s Chief Executive Officer or Chief Financial Officer determine in their discretion to be in the best interests of the Corporation and its shareholders, any time with no expiration date. As of September 30, 2026, the Corporation has repurchased a total of 12,000 shares for approximately $835,000 at an average cost of $69.55 per share.

The following table sets forth information about the Corporation's purchases of its common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2026 - July 31, 2026	—	$—	—	—
August 1, 2026 - August 31, 2026	203	71.44	—	—
September 1, 2026 - September 30, 2026	12,000	69.55	12,000	—
Total	12,203	$69.58	12,000	72,521

(1)
During the third quarter of 2026, the Corporation repurchased an aggregate 12,203 shares of the Corporation’s common stock, of which 12,000 shares were purchased pursuant to the repurchase program publicly announced on April 26, 2024, and of which 203 were surrendered to us to satisfy income tax withholding obligations in connection with the vesting of restricted awards.
(2)
Number of shares available to purchase under the April 26, 2024 share repurchase program was calculated by dividing the remaining capacity by the closing stock price on September 30, 2026 of $68.78.

Item 5. Other Information

During the three months ended September 30, 2026, no director or “officer” of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Unaudited Consolidated Financial Statements

104	The cover page from First Business Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BUSINESS FINANCIAL SERVICES, INC.
October 30, 2026	/s/ David R. Seiler
David R. Seiler
President & Chief Executive Officer

October 30, 2026	/s/ Brian D. Spielmann
Brian D. Spielmann
Chief Financial Officer
(principal financial officer)